Form 10-Q
period 2017-09-30
ORTHOPEDIATRICS CORP
filed 2017-11-13
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 001-38242

OrthoPediatrics Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1761833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2850 Frontier Drive Warsaw, IN 46582
(Address of principal executive offices, including zip code)
(574) 268-6379
(Registrant’s telephone number, including area code)
________________________________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☐
As of November 9, 2017, there were 12,697,991 shares of OrthoPediatrics’ common stock outstanding.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, contained in this quarterly report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. You can often identify forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will" or "would," or the negative of these terms or other terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, activity levels, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Forward-looking statements may include, among other things, statements relating to:

•	our ability to achieve or sustain profitability in the future;

•	our ability to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations;

•
our ability to commercialize our products in development and to develop and commercialize additional products through our research and development efforts, and if we fail to do so we may be unable to compete effectively;

•	our ability to generate sufficient revenue from the commercialization of our products to achieve and sustain profitability.

•	our ability to comply with extensive government regulation and oversight both in the United States and abroad;

•	our ability to maintain and expand our network of third-party independent sales agencies and distributors to market and distribute our products; and

•	our ability to protect our intellectual property rights or if we are accused of infringing on the intellectual property rights of others;

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our registration statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on October 12, 2017 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$2,238	$1,609
Accounts receivable - trade, less allowance for doubtful accounts of $148 and $152, respectively	5,686	4,098
Inventories, net	18,434	13,962
Inventories held by international distributors, net	579	924
Deferred charges	1,339	—
Prepaid expenses and other current assets	615	233
Total current assets	28,891	20,826

Property and equipment, net	9,749	8,592

Other assets:
Amortizable intangible assets, net	2,183	998
Other intangible assets	260	260
Total other assets	2,443	1,258

Total assets	$41,083	$30,676

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - trade	5,102	3,543
Accrued compensation and benefits	2,288	2,219
Current portion of long-term debt with affiliate	111	107
Other current liabilities	2,915	1,382
Total current liabilities	10,416	7,251
Long-term liabilities:
Long-term debt with affiliate, net of current portion	19,986	12,931
Revolving credit facility with affiliate	7,500	4,500
Total long-term liabilities	27,486	17,431

Total liabilities	37,902	24,682

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock:
Series A preferred stock, $0.00025 par value; $8,874 cumulative preferred dividends, September 30, 2017 and $7,439 December 31, 2016; 1,000,000 shares authorized, issued and outstanding	24,874	23,439

Series B preferred stock, $0.00025 par value; $11,793 cumulative preferred dividends, September 30, 2017 and $8,864 December 31, 2016; 6,000,000 shares authorized; 4,446,978 shares issued and outstanding	50,793	47,864

Stockholders' deficit:
Common stock, $0.00025 par value; 8,040,000 shares authorized; 2,487,589 shares and 2,421,599 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	9,541	12,824
Accumulated deficit	(82,221)	(78,134)
Accumulated other comprehensive income	193	—
Total stockholders' deficit	(72,486)	(65,309)

Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$41,083	$30,676
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$12,375	$10,135	$33,939	$27,880
Cost of revenue	2,884	2,978	8,321	7,913
Gross profit	9,491	7,157	25,618	19,967
Operating expenses:
Sales and marketing	5,633	4,289	15,122	12,401
General and administrative	3,487	2,890	10,282	8,842
Research and development	1,127	501	2,482	1,599
Total operating expenses	10,247	7,680	27,886	22,842
Operating loss	(756)	(523)	(2,268)	(2,875)
Other expenses:
Interest expense	761	399	1,857	1,056
Other expense (income)	20	(77)	(38)	(992)
Total other expenses	781	322	1,819	64
Net loss	$(1,537)	$(845)	$(4,087)	$(2,939)
Net loss attributable to common stockholders	$(3,021)	$(2,405)	$(8,451)	$(7,229)
Weighted average common shares - basic and diluted	1,773,385	1,744,356	1,754,576	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(1.70)	$(1.38)	$(4.82)	$(4.14)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,537)	$(845)	$(4,087)	$(2,939)
Other comprehensive income:
Foreign currency translation adjustment	121	—	193	—
Other comprehensive income	121	—	193	—
Comprehensive loss	$(1,416)	$(845)	$(3,894)	$(2,939)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)
(In Thousands, Except Share Data)

	Series A		Series B						Accumulated
	Redeemable Convertible		Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance at January 1, 2017	1,000,000	$23,439	4,446,978	$47,864	2,421,599	$1	$12,824	$(78,134)	$—	$(65,309)
Net loss	—	—	—	—	—	—	—	(4,087)	—	(4,087)
Other comprehensive income	—	—	—	—	—	—	—	—	193	193
Accretion of redeemable preferred stock to redemption value	—	1,435	—	2,929	—	—	(4,364)	—	—	(4,364)
Restricted stock	—	—	—	—	65,990	—	1,081	—	—	1,081
Balance at September 30, 2017	1,000,000	$24,874	4,446,978	$50,793	2,487,589	$1	$9,541	$(82,221)	$193	$(72,486)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,087)	$(2,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,748	1,402
Stock-based compensation	1,081	951
Research and development fee obligation termination	—	(889)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(1,588)	(74)
Inventories	(3,276)	(2,834)
Inventories held by international distributors	345	1,588
Prepaid expenses and other current assets	(382)	(232)
Accounts payable - trade	1,559	1,798
Accrued expenses and other liabilities	513	(579)
Research and development fee obligation	—	(628)
Other	193	—
Net cash used in operating activities	(3,894)	(2,436)

INVESTING ACTIVITIES
Purchases of licenses	(1,337)	(406)
Purchases of property and equipment	(3,949)	(2,617)
Net cash used in investing activities	(5,286)	(3,023)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	10,139	3,500
Payments on mortgage notes	(80)	(77)
Payments of deferred offering costs	(250)	(527)
Net cash provided by financing activities	9,809	2,896

NET INCREASE (DECREASE) IN CASH	629	(2,563)

Cash, beginning of year	1,609	3,878
Cash, end of period	$2,238	$1,315

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,856	$1,056
Accretion of redeemable convertible preferred stock	$4,364	$4,290
Transfer of instruments from property and equipment to inventory	$1,196	$196
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware Corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, RESPONSE Spine, Bandloc and Pediguard, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Operations began in the United Kingdom on April 3, 2017, in Australia on May 1, 2017 and in New Zealand on July 1, 2017.

Our controlling investor is Squadron Capital LLC (“Squadron”), a private equity firm headquartered near Hartford, Connecticut.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics United States Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD and OrthoPediatrics NZ Limited (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto contained in our registration statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on October 12, 2017. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $82,221 and $78,134 as of September 30, 2017 and December 31, 2016, respectively. Our note payable and revolving credit facility with Squadron was due to mature and our redeemable convertible preferred stock was due to become redeemable in May 2017. Accordingly, in April 2017, we entered into an amended loan agreement with Squadron providing an additional $16,000 of availability and extending the maturity date of the note payable, revolving credit facility and redeemable convertible preferred stock to May 31, 2019 with an automatic one year extension to May 31, 2020 if we meet certain revenue goals. Management continues to monitor cash flows and liquidity on a regular basis. During the year ended December 31, 2016, we borrowed $4,500 under our revolving credit facility, and an additional $10,139 in the first nine months of 2017. We believe that our cash balance at September 30, 2017, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements and the availability under our loan agreement are sufficient to enable us to maintain current and essential planned operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements. As noted in Note 13, on October 12, 2017, we completed our initial public offering (the “IPO”) providing us with net proceeds of $53,182 and on November 8, 2017 we signed a non-binding letter of intent to modify our current debt agreement with Squadron. The letter of intent consolidates a majority of the term note into a $20,000 term loan, reestablishes a $15,000 revolver, reduces the interest rate and extends the loan period through January 31, 2023.

Use of Estimates

Preparation of the condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as of the date of the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. We use historical experience and other assumptions as the basis for our judgments and estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the condensed consolidated financial statements.

Foreign Currency Transactions

We currently bill our international distributors in U.S. dollars, resulting in minimal foreign exchange transaction expense.

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland and Australia and billing using the local currency for each country. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

Fair Value of Financial Instruments

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.  Valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.  This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities.  The guidance does not expand the use of fair value measurements.  A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels.

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and

Level 3 – Significant unobservable inputs that are not corroborated by market data.  Generally, these fair value measures are model-based valuation techniques such as, discounted cash flows, and are based on the best information available, including our own data.

We do not have any assets or liabilities that are measured on a recurring basis under the presented fair value hierarchy.

Revenue Recognition – United States

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, usage or shipment has occurred, the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, we have concluded that collectability is not reasonably assured at the time of delivery. Accordingly, we do not recognize international revenue and associated cost of revenue at the time title transfers, but rather when cash has been received. Until such payment, cost of revenue is recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our balance sheets.

In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer.

Cash and Cash Equivalents

We maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. To date, we have not experienced any loss in such accounts. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents. The carrying amounts reported in the balance sheet for cash are valued at cost, which approximates fair value.

Accounts Receivable – United States

Domestic accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days from the invoice date. Account balances with invoices over 30 days past due are considered delinquent. No interest is charged on past due accounts. Payments of accounts receivable are applied to the specific invoices identified on the customer's remittance advice or, if unspecified, to the customer's account as an unapplied credit.

The carrying amount of domestic accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts.

Inventories, net

Inventories are stated at the lower of cost or market, with cost determined using the first-in-first-out method. Inventories, which consist of implants and instruments held in our warehouse or with third-party independent sales agencies or distributors, are considered finished goods and are purchased from third parties.

We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the product. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory.

The need to maintain substantial levels of inventory impacts our estimates for excess and obsolete inventory. Each of our implant systems are designed to include implantable products that come in different sizes and shapes to accommodate the surgeon’s needs. Typically, a small number of the set components are used in each surgical procedure. Certain components within each set may become obsolete before other components based on the usage patterns. We adjust inventory values, as needed, to reflect these usage patterns and life cycle.

In addition, we continue to introduce new products, which may require us to take additional charges for excess and obsolete inventory in the future.

Property and Equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets. When assets are retired or otherwise disposed of, costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Maintenance and repairs that prolong or extend the useful life are capitalized, whereas standard maintenance, replacements, and repair costs are expensed as incurred.

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the consolidated balance sheets.

Sample inventory consists of our implants and instruments, and is maintained to market and promote our products. Sample inventory is carried at cost less accumulated depreciation.

Depreciable lives are generally as follows:

Building and building improvements	25 to 30 years
Furniture and fixtures	5 to 7 years
Computer equipment	3 to 5 years
Business software	3 years
Office and other equipment	5 to 7 years
Instruments	5 years
Sample inventory	2 years

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses. Amortization is calculated on a straight-line basis over the estimated useful life of the patents and licenses. Amortization for patents and licenses commences at the time of patent approval and market launch, respectively. Intangible assets are amortized over a ten to 20 year period.

Amortizable intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. No impairment charges were recorded in any of the periods presented.

Other Intangible Assets

We have indefinite lived tradename assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

Cost of Revenue

Cost of revenue consists primarily of products purchased from third-party suppliers, excess and obsolete inventory adjustments, inbound freight, and royalties. Our implants and instruments are manufactured to our specifications by third-party suppliers who meet our manufacturer qualifications standards. Our third-party manufacturers are required to meet the standards of the Food and Drug Administration (the “FDA”), and the International Organization for Standardization, as well as other country-specific quality standards. The majority of our implants and instruments are produced in the United States.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of commissions to our domestic and select international independent sales agencies and consignment distributors, as well as compensation, commissions, benefits and other related costs for personnel we employ. Commissions and bonuses are generally based on a percentage of sales. Our international independent distributors purchase instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales related costs for international sales to distributors.

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense.

Research and Development Costs

Research and development costs are expensed as incurred. Our research and development expenses primarily consist of costs associated with engineering, product development, consulting services, outside prototyping services, outside research activities, materials, development and protection of our intellectual property portfolio, as well as other costs associated with development of our products. Research and development costs also include related personnel and consultants’ compensation expense.

Research and development costs were $1,127 and $501 for the three months ended and $2,482 and $1,599 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

We maintain an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provides for grants of options and restricted stock to employees, directors and associated third-party representatives of our company as determined by the Board of Directors. This Plan has authorized 1,061,950 shares for award.

Options holders, upon vesting, may purchase common stock at the exercise price, which is the estimated fair value of our common stock on the date of grant. Option grants generally vest immediately or over three years. No stock options were granted in any of the periods presented.

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that has been granted has restriction periods that generally last until the earlier of six years from the date of grant, or an initial public offering or change in control, as defined in the 2007 Plan.

We estimate the fair value of stock options and restricted stock at the grant date. Stock-based compensation is recognized ratably over the requisite service period, which is generally the vesting period for stock options and the restriction period for restricted stock.

Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock options. Use of the valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options and the risk free rate of return for a period that approximates the expected term of our stock options. Because we have been a privately-held company with a limited operating history, we utilize the historical stock price volatility from a representative group of comparable industry competitors to estimate expected stock price volatility.

In determining the fair value of our common stock at the grant date, which is the basis for the fair value of stock based awards, we use the market approach, which is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. In using the market approach, we consider both the guideline public company method and the precedent transaction method. Given the absence of a public trading market for our common stock, we exercise reasonable judgment and consider a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including: the preferences and dividends of our redeemable convertible preferred stock relative to those of our common stock; our operating results and financial conditions, including our level of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. For restricted stock awards, we apply a discount for lack of marketability to the fair value of common shares due to estimate the impact of valuing a minority interest in our Company as a closely held, non-public company with no liquid market for its shares.

Redeemable Convertible Preferred Stock

We classify redeemable convertible preferred stock that is redeemable at the option of the holder outside of permanent equity. The carrying value of the redeemable convertible preferred stock is increased by periodic accretion to its redemption value to reflect accumulated dividends. In the absence of retained earnings, these accretion charges are recorded against additional paid-in capital, if any, and then to accumulated deficit.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes foreign currency translation adjustments.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance.

We record uncertain tax positions on the bases of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

“Emerging Growth Company” Reporting Requirements

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Section 107 of the JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

In April 2017, the SEC adopted new rules that included an inflation-adjusted threshold in the definition of an emerging growth company. Under the new inflation-adjusted threshold, we would cease to be an emerging growth company on the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion. This is an increase of $70 million from the previous $1 billion threshold. For further information regarding additional criteria to retain our emerging growth company status, see our registration statement on Form S-1 filed with the SEC on October 12, 2017.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance was adopted on January 1, 2017 and did not have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory,” which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out or the retail inventory valuation methods. Under the new guidance, inventory valued using other methods, including the first-in-first-out method, must be valued at the lower of cost or net realizable value. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. This guidance was effective January 1, 2017 and did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No, 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated guidance is effective for interim and annual reporting periods beginning on or after December 31, 2017. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. We have performed a review of the requirements of the new revenue standard. We are also comparing our current accounting practices to the recognition requirements of the new standard to assess the impact of transition. The new standard could change the amount and timing of revenue and costs under certain arrangement types, however, we have not completely determined what effect, if any, the new guidance will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-07 “Balance Sheet Classification of Deferred Taxes,” which provides guidance on the balance sheet classification of deferred taxes. Under the current guidance, deferred tax liabilities and assets must be separated into current and noncurrent amounts in a classified statement of financial position. The new guidance requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance does not change the requirement that deferred tax liabilities and assets of a tax-paying component of an entity to be offset and presented as a single amount. The guidance was effective on January 1, 2017. We elected prospective adoption to all deferred tax liabilities and assets and the guidance did not have a material effect on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective starting in the first quarter of 2019. Early adoption is permitted. We do not believe this guidance will have a material effect on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09 “Stock Compensation,” which provides guidance on accounting for share-based payment transactions. The objective of this guidance is to simplify certain aspects of the accounting for share-based payment transactions, including treatment of excess income tax benefits and deficiencies, allowing an election to account for forfeitures as they occur, and classification of excess tax benefits on the statement of cash flows. The new guidance was effective on January 1, 2017 and we elected to recognize forfeitures as they occur. The new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – a Consensus of the FASB’s Emerging Issues Task Force” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
Note payable to Squadron	$18,539	$11,401
Revolving credit facility with Squadron	7,500	4,500
Mortgage payable to affiliate	1,558	1,637
Total debt	27,597	17,538
Less: current maturities	111	107
Long-term debt, net of current maturities	$27,486	$17,431

In May 2014, we entered into the Second Amended and Restated Loan and Security Agreement with Squadron in connection with a restructuring of our debt and equity. The terms of this agreement require monthly interest only payments computed at 10% per annum with all principal and unpaid interest due at maturity in May 2017 or earlier upon a change of control event, as defined in the agreement. The note payable is secured by substantially all of our assets. In November 2015, this agreement was amended to provide a revolving loan commitment of an additional $7,000. The revolving loan commitment is structured under the same terms and conditions with interest payable monthly computed at 10% per annum and principal due at maturity in May 2017 or earlier upon a change of control event, as defined in the agreement.

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement with Squadron to provide an additional $16,000 revolving loan commitment and extend the maturity date on the note payable and revolving credit facility to May 31, 2019 with an automatic extension to May 31, 2020 if we meet certain revenue goals. The agreement is structured similarly to previous amendments with interest payable monthly computed at 11% per annum and includes a $1,000 extension fee payable in three installments on the anniversary date of the agreement. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, on the September 30, 2017 consolidated balance sheet and will be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations. The terms of the remaining indebtedness of $18,401 were restructured under the Third Amended and Restated Loan and Security Agreement.

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At September 30, 2017, the fair value approximated the carrying value.

At September 30, 2017 and December 31, 2016, there were $7,500 and $4,500 borrowings outstanding under the revolving loan commitment.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2016, the mortgage balance was $1,637 of which current principal due of $107 was included in current portion of long-term debt. At September 30, 2017, the mortgage balance was $1,558 of which current principal due of $111 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron was $761 and $398 for the three months ended and $1,857 and $1,056 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 - STRATEGIC ARRANGEMENTS

Effective December 1, 2007, we entered into a ten-year agreement with Case Western Reserve University (“CASE”) to assist in certain aspects of our research and development. The main focus of this research and development involves leveraging our exclusive rights to the Hamann-Todd Collection of the Cleveland National History Museum, the world's largest pediatric osteological collection, to assist in the design of implants which match pediatric bone curvature and structure.

In exchange for services, CASE receives certain royalties and up-front fees. The royalties and certain fees are contingent upon our obtaining FDA approval and the launch of our products into the marketplace. CASE receives a minimum annual royalty of $10 or a royalty of 3% of net sales on products, whichever is greater. Additionally, for each new product developed, CASE will receive milestone payments of $5 for FDA approval to sell our products within the United States and $10 for general product launch. Additionally, CASE receives a royalty of 3% of net sales on products fully developed and being sold in the marketplace.

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and $38 and $36 for the three months ended and $111 and $98 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, $38 and $34, respectively, was due to CASE.

NOTE 5 - INCOME TAXES

For the three and nine month periods ended September 30, 2017 and 2016, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2017 and December 31, 2016, and no income tax benefit has been recognized in our consolidated statements of operations for any of the periods presented. At December 31, 2016, we had available federal and state tax loss carryforwards of $64,225 and tax credits for federal and state tax purposes of $176 which begin to expire in 2028. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016 and through September 30, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Stock Options

The fair value for options granted at the time of issuance were estimated at the date of grant using a Black-Scholes options pricing model. Significant assumptions included in the option value model include the fair value of our common stock at the grant date, weighted average volatility, risk-free interest rate, dividend yield and the forfeiture rate. There were no stock options granted in any of the periods presented.

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2017	248,201	$23.81	2.4
Forfeited or expired	(70,438)	$9.82
Outstanding at September 30, 2017	177,763	$29.34	2.3

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At September 30, 2017 and December 31, 2016, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods ended September 30, 2017 and 2016, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2017	677,242	3.5
Granted	79,261
Forfeited	(13,223)
Vested	(38,510)
Outstanding at September 30, 2017	704,770	3.2
Restricted stock exercisable at September 30, 2017	—

At September 30, 2017, there was $4,346 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted average period of 3.2 years or earlier upon an elimination of the restriction period as a result of an initial public offering or change in control event.

Stock-based compensation expense on restricted stock amounted to $354 and $300 for the three months ended and $1,081 and $950 for the nine months ended September 30, 2017 and 2016, respectively. Due to our limited operating history and lack of marketability, a discount of 15% was applied when estimating the stock-based compensation expense on restricted stock in 2017.

Total stock-based compensation expense is included as a component of general and administrative expenses in our statement of operations and was $354 and $300 for the three months ended and $1,081 and $950 for the nine months ended September 30, 2017 and 2016, respectively.

Warrants

For all periods presented, there were warrants issued and outstanding for the issuance of 44,101 shares of common stock. The warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At September 30, 2017, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 7 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

We have authorized 7,000,000 shares of redeemable convertible preferred stock, of which 5,446,978 shares were issued and outstanding as of September 30, 2017 and December 31, 2016, designated in series, with the rights and preferences of each designated series determined by the Board of Directors.

Redeemable convertible preferred stock consisted of the following:

	Preferred	Initial Year	Shares Issued	Per Share	Aggregate	Carrying Value
	Shares	of	and	Liquidation	Liquidation	September 30,	December 31,
Series	Authorized	Issuance	Outstanding	Preference (1)	Preference (1)	2017	2016
A	1,000,000	2011	1,000,000	$21.65	$21,654	$24,874	$23,439
B	6,000,000	2014	4,446,978	$1.10	4,879	50,793	47,864
Totals	7,000,000		5,446,978		$26,533	$75,667	$71,303

(1)	Amounts are calculated based on mandatory conversion preference in the event of an initial public offering or change in control event, as defined.

Dividend and Liquidation Rights

Pursuant to the Preferred Stock Terms, Series A and B preferred stock, with respect to dividend and liquidation rights, rank senior to common stock. The holders of the Series A and B preferred stock are entitled to receive dividends at the per annum rate of 8% of the original purchase price ($16.00 and $8.77 per share for Series A and B, respectively), as defined. Such dividends are cumulative and compounded on a quarterly basis. Any dividends paid with respect to the shares of Series A and B preferred stock are paid pro rata to the preferred stockholders. Accretion of dividends of the preferred stock to redemption value was recognized as a reduction to additional paid-in capital and was $4,364 for the nine month period ended September 30, 2017.

In the event of a voluntary or involuntary liquidation of our Company, the holders of the preferred stock, before any payment to the holders of common stock or other junior securities, are entitled to an amount equal to the sum of the original Series A or Series B preferred stock issue price and all accrued but unpaid dividends.

In addition to the preferred dividend rights, the holders of the Series A and B preferred stock are entitled to participate fully in any dividends or distributions to common stockholders, after payment of any cumulative and unpaid preferred dividend, on a pro rata basis with the common stockholders.

Conversion Rights

Each share of the Series A and B preferred stock is convertible at any time, at the option of the holder, into shares of common stock on a 1:1 conversion ratio. The Preferred Stock Terms also provide the holders of the preferred stock various anti-dilution and down round protection provisions designed to maintain the conversion ratio. If converted into common shares, the holders of the preferred stock are entitled to receive payment of all accumulated and unpaid dividends at the time of such conversion.

The Preferred Stock Terms require mandatory conversion of the Series A and Series B preferred stock in connection with a qualified initial public offering or change in control, as defined in the Preferred Stock Terms, or upon consent of 51% of the holders thereof acting as a single class. In addition to the conversion to common stock upon mandatory conversion, the holders of Series A preferred stock are entitled to receive a payment equal to the original Series A issue price ($16) and all accrued but unpaid dividends, and the holders of the Series B preferred stock are entitled to receive a payment equal to 50% of the current accumulated but unpaid dividends.

Redemption Rights

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement which extended the redemption date of the Series A and B preferred stock to May 30, 2019, subject to an automatic extension to May 31, 2020, if we meet certain revenue goals. The Series A and B preferred stock is redeemable at the option of the holders at any time on or after May 30, 2019 upon approval of at least 51% of the holders of the preferred stock acting as a single class. Upon redemption, the holders of the preferred stock are entitled to receive cash payment equal to the greater of (i) the sum of the original Series A or Series B issue price and all accrued but unpaid dividends or (ii) fair market value, as defined in the Preferred Stock Terms.

Board of Directors and Voting Rights

The Preferred Stock Terms provide holders of our Series A preferred stock, and shares of our common stock issued upon the conversion thereof, with the right, exclusively and as a separate class, to elect one member of our Board of Directors. The Preferred Stock Terms provide holders of our Series B preferred stock, and shares of our common stock issued upon the conversion thereof, with the right, exclusively and as a separate class, to elect two members of our Board of Directors. In addition, the holders of our Series A and Series B preferred stock may vote such shares as if they were converted to shares of common stock based on a 1:1 conversion ratio.

NOTE 8 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(1,537)	$(845)	$(4,087)	$(2,939)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	(1,484)	(1,560)	(4,364)	(4,290)
Net loss attributable to common stockholders - basic and diluted	$(3,021)	$(2,405)	$(8,451)	$(7,229)

Weighted average number of shares - basic and diluted	1,773,385	1,744,356	1,754,576	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(1.70)	$(1.38)	$(4.82)	$(4.14)

Our basic and diluted net loss per share is computed using the two-class method.  The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock that includes non-forfeitable rights to dividends are considered participating securities.  Series A and B preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are also considered participating securities.  During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses.

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented (shares for the redeemable convertible preferred shares were determined based on the applicable conversation ratio of 1:1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock - Series A	670,000	670,000	670,000	670,000
Redeemable convertible preferred stock - Series B	2,979,475	2,979,475	2,979,475	2,979,475
Restricted stock	704,770	676,210	704,770	676,210
Stock options	177,763	248,871	177,763	248,871
Warrants	44,101	44,101	44,101	44,101
	4,576,109	4,618,657	4,576,109	4,618,657

NOTE 9 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reporting segment, OrthoPediatrics Corp., which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2017 and December 31, 2016.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2017	2016	2017	2016
U.S.	$9,556	$7,875	$26,085	$21,565
International	2,819	2,260	7,854	6,315
Total	$12,375	$10,135	$33,939	$27,880

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2017	2016	2017	2016
Trauma and deformity	$8,730	$7,168	$24,339	$20,184
Spine	3,299	2,729	8,652	6,940
ACL reconstruction/other	346	238	948	756
Total	$12,375	$10,135	$33,939	$27,880

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three or nine months ended September 30, 2017 and 2016.

NOTE 10 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use FMI Hansa Medical Products, LLC (“FMI”) and Structure Medical, LLC (“Structure Medical”) as two of our suppliers. Each of these entities is affiliated with Squadron. In 2017, FMI merged with and into Structure Medical. We do not have long-term contracts with either supplier. We made payments to FMI of $82 and $221 for the three months and $690 and $448 for the nine months ended September 30, 2017 and 2016, respectively. We made payments to Structure Medical of $675 and $570 for the three months and $1,172 and $899 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. We did not make a discretionary matching contribution in any of the periods presented.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We are involved with various legal actions arising in the ordinary course of our activities. We accrue for those cases where the potential liability is estimable and probable. We are not presently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of September 30, 2017, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 7% of sales. Additionally, we have minimum royalty commitments of $300 to $500 annually through 2021.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2017, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 - SUBSEQUENT EVENTS

On October 5, 2017, we amended and restated our certificate of incorporation to effect a one-for-0.67 reverse stock split of our common stock. In connection with the reverse stock split, the terms of certain awards granted under the 2007 Plan were equitably adjusted in accordance with the provisions thereof. The number of shares of redeemable convertible preferred stock was not affected by the reverse stock split. In accordance with the terms of the redeemable convertible preferred stock, the conversion price of such shares was adjusted to account for the reverse stock split prior to the conversion of such shares into shares of common stock. All shares of common stock, stock options, warrants to purchase common stock and other per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

On October 12, 2017, prior to the completion of the IPO, our stockholders approved a new 2017 Equity Incentive Plan. The aggregate number of shares of our common stock available pursuant to awards granted under this plan is 1,832,460.

On October 12, 2017, we completed the IPO, in which we issued and sold 4.6 million shares of common stock at a public offering price of $13.00 per share for aggregate gross proceeds of $59.8 million. We received approximately $53.2 million in net proceeds after deducting $4.2 million of underwriting discounts and commissions and paying approximately $2.4 million of offering costs. Upon the closing of the IPO, all of the outstanding shares of Series A and B redeemable convertible preferred stock and the Series A accrued dividends automatically converted into shares of common stock at a 1:1 conversion ratio.

On November 8, 2017, we signed a non-binding letter of intent to amend our current debt agreement with our largest shareholder, Squadron, to modify and extend the terms of our existing term notes and revolving credit facility. The letter of intent consolidates a majority of the term note amounts into a $20.0 million term note and reestablishes a $15.0 million revolving credit facility. Both facilities include interest only payments and will have an interest rate equal to the three month LIBOR plus 8.61%, which in total equals 10.0% at the time of the signed letter of intent, compared to a previous interest rate of 10.0% for the term note and 11.0% for the revolving credit facility. The letter of intent extends the loan period through January 31, 2023 (previously May 31, 2019 or May 2020 based on revenue). As of September 30, 2017, we had approximately $27.5 million in outstanding indebtedness, including $7.5 million outstanding under the revolving credit facility.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto contained elsewhere in this quarterly report, as well as the information under "Note Regarding Forward-Looking Statements."

Overview

We are the only medical device company focused exclusively on providing a comprehensive product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $2.5 billion opportunity globally, including over $1.1 billion in the United States.

We sell implants and instruments to our customers for use by pediatric orthopedic surgeons to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time.

We currently market 22 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) complex spine and (iii) ACL reconstruction. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 33 independent sales agencies employing more than 110 sales representatives specifically focused on pediatrics, 69 of whom were full-time equivalents devoted to our sales activities. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 35 countries through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Emerging Growth Company Status

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the financial position, results of operations, and cash flows of OrthoPediatrics Corp (the "Company," “we,” "our" or "us"). We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	2017	2016	Increase / (Decrease)%		2017	2016	Increase / (Decrease)%
Net revenue	$12,375	$10,135	$2,240	22%	$33,939	$27,880	$6,059	22%
Cost of revenue	2,884	2,978	(94)	(3)%	8,321	7,913	408	5%
Sales and marketing expenses	5,633	4,289	1,344	31%	15,122	12,401	2,721	22%
General and administrative expenses	3,487	2,890	597	21%	10,282	8,842	1,440	16%
Research and development expenses	1,127	501	626	125%	2,482	1,599	883	55%
Other expenses	781	322	459	143%	1,819	64	1,755	2,742%
Net loss	$(1,537)	$(845)	$692	82%	$(4,087)	$(2,939)	$1,148	39%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2017	2016	2017	2016
U.S.	$9,556	$7,875	$26,085	$21,565
International	2,819	2,260	7,854	6,315
Total	$12,375	$10,135	$33,939	$27,880

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2017	2016	2017	2016
Trauma and deformity	$8,730	$7,168	$24,339	$20,184
Spine	3,299	2,729	8,652	6,940
ACL reconstruction/other	346	238	948	756
Total	$12,375	$10,135	$33,939	$27,880

Net revenue increased $2.2 million, or 22%, from $10.1 million for the three months ended September 30, 2016 to $12.4 million for the three months ended September 30, 2017. The increase was due primarily to trauma and deformity sales growth of $1.6 million, or 22%, primarily driven by sales of our PediPlate product, complex spine sales growth of $0.6 million, or 21%, primarily driven by sales of our RESPONSE and BandLoc products, and ACL reconstruction/other sales growth of $0.1 million, or 45%. Nearly all the increase in each category was due to an increase in the unit volume sold and not a result of price changes.

Net revenue increased $6.1 million, or 22%, from $27.9 million for the nine months ended September 30, 2016 to $33.9 million for the nine months ended September 30, 2017. The increase was due primarily to trauma and deformity sales growth of $4.2 million, or 21%, primarily driven by sales of our PediPlate product, complex spine sales growth of $1.7 million, or 25%, primarily driven by sales of our RESPONSE and BandLoc products, and ACL reconstruction/other sales growth of $0.2 million, or 25%. Nearly all the increase in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.1 million, or 3%, from $3.0 million for the three months ended September 30, 2016 to $2.9 million for the three months ended September 30, 2017. The decrease was due primarily to enhanced inventory controls. Gross margin was 71% for the three months ended September 30, 2016 and 77% for the three months ended September 30, 2017. The increase was due primarily to increased sales, greater cost control and enhanced margin from our new international entities.

Cost of revenue increased $0.4 million, or 5%, from $7.9 million for the nine months ended September 30, 2016 to $8.3 million for the nine months ended September 30, 2017. The increase was due primarily to the increase in unit volume sold. Gross margin was 75% for the nine months ended September 30, 2017 and 72% for the nine months ended September 30, 2016. The increase was due primarily to increased sales, greater cost control, and enhanced margin from our new international entities.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million, or 31%, from $4.3 million for the three months ended September 30, 2016 to $5.6 million for the three months ended September 30, 2017. Sales and marketing expenses increased $2.7 million, or 22%, from $12.4 million for the nine months ended September 30, 2016 to $15.1 million for the nine months ended September 30, 2017. The increase in both periods was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 21%, from $2.9 million for the three months ended September 30, 2016 to $3.5 million for the three months ended September 30, 2017. General and administrative expenses increased $1.4 million, or 16%, from $8.8 million for the nine months ended September 30, 2016 to $10.3 million for the nine months ended September 30, 2017. The increase in both periods was due primarily to the addition of personnel and resources to support the growth of our business. Depreciation and amortization expenses increased $0.2 million, or 31%, from $0.5 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017 and increased $0.3 million, or 25%, from $1.4 million for the nine months ended September 30, 2016 to $1.7 million for the nine months ended September 30, 2017. The increase was primarily due to prior increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.7 million, or 125%, from $0.5 million for the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017. Research and development expenses increased $0.9 million, or 16%, from $1.6 million for the nine months ended September 30, 2016 to $2.5 million for the nine months ended September 30, 2017. The increase in both periods was due to the addition of personnel to support our product pipeline and the growth of our business.

Other Expenses

Other expenses were $0.7 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. In June 2016, we recognized $0.9 million of income related to the expiration of a research and development fee obligation for our first generation RESPONSE spine system. The remaining expense in all periods consisted primarily of interest expense on our debt.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $2.4 million and $3.9 million for the nine months ended September 30, 2016 and 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $82.2 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2017 we had cash and cash equivalents of $2.2 million.

On October 16, 2017, we closed our initial public offering (the "IPO") of 4,600,000 shares of common stock, generating proceeds of $53.2 million, net of the underwriting discount and other offering expenses, which will be reflected in our financial statements for the year ended December 31, 2017. The proceeds from the IPO were used to pay approximately $5.9 million of accumulated and unpaid dividends on our Series B Preferred Stock, and are expected to be used to invest in implant and instrument sets for consignment to our customers, fund research and development activities, expand our sales and marketing programs and for working capital and general corporate purposes.

We believe our existing cash and cash equivalents, amounts available under our loan agreement, cash receipts from sales of our products and net proceeds from the IPO will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(3,894)	$(2,436)
net cash is used in investing activities	(5,286)	(3,023)
Net cash provided by financing activities	9,809	2,896
Net increase (decrease) in cash and cash equivalents	$629	$(2,563)

Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $2.6 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the primary driver of working capital cash usage was the increase in warehouse inventory of $3.3 million.

Cash Used in Investing Activities

Net cash used in investing activities was $5.3 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States, of $3.9 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. We also purchased an additional $1.3 million and $0.4 million in new product licenses during the nine months ended September 30, 2017 and 2016, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $9.8 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities during both periods consisted primarily of proceeds from the issuance of debt to an affiliate of $10.1 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively. These proceeds were offset by the payment of $0.8 million and $0.8 million in mortgage payments and the payment of deferred offering costs of $0.3 million and $0.5 million in the nine months ended September 30, 2017 and 2016, respectively.

Indebtedness

Loan Agreement

In April 2017, we entered into a third amended and restated loan agreement, (the "Loan Agreement"), with Squadron Capital LLC ("Squadron"). Pursuant to the Loan Agreement, Squadron has provided us with term loan credit facilities in an aggregate principal amount of approximately $34.4 million ($18.4 million of which was made available pursuant to the Term Note A and up to $16.0 million of which was or will be made available pursuant to the Term Note B). Of the $16.0 million that was or will be made available pursuant to the Term Note B: $9.0 million is currently available; $6.0 million will be made available on January 1, 2018, subject to our achieving certain revenue goals for the year ended December 31, 2017; and $1.0 million is payable as a fee in three equal installments (the first installment was borrowed and paid at closing, and the second and third installments will, if an IPO is not completed prior to such time, become available and payable on the first and second anniversary thereof).

At September 30, 2017, we had approximately $26.0 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

On November 8, 2017, we signed a non-binding letter of intent to amend our current debt agreement with our largest shareholder, Squadron, to modify and extend the terms of our existing term notes and revolving credit facility. The letter of intent consolidates a majority of the term note amounts into a $20.0 million term note and reestablishes a $15.0 million revolving credit facility. Both facilities include interest only payments and will have an interest rate equal to the three month LIBOR plus 8.61%, which in total equals 10.0% at the time of the signed letter of intent, compared to a previous interest rate of 10.0% for the term note and 11.0% for the revolving credit facility. The letter of intent extends the loan period through January 31, 2023 (previously May 31, 2019 or May 2020 based on revenue). As of September 30, 2017, we had approximately $27.5 million in outstanding indebtedness, including $7.5 million outstanding under the revolving credit facility.

There are no financial covenants associated with the Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions as further detailed in the Loan Agreement.

The Loan Agreement includes events of default, the occurrence and continuation of any of which provides Squadron with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse change could result in the acceleration of payment of the debt.

We are obligated to make monthly interest-only payments on the term loan facilities until the earlier of: (i) a transaction pursuant to which any person acquires (a) shares of our capital stock possessing the voting power to elect a majority of our board of directors or (b) all or substantially all of our assets on a consolidated basis; or (ii) May 31, 2019, subject to an automatic extension to May 31, 2020 if we meet certain revenue goals, at which point the term loan credit facilities, plus all accrued, unpaid interest thereon, will become due.

The Term Note A and the Term Note B bear interest at an annual rate of 10% and 11%, respectively. Following the maturity of the term loan credit facilities, or the earlier occurrence and continuation of an event of default, such borrowings will bear interest at an annual rate of 18%. We may prepay the term loan facility in whole or in part without premium or penalty upon ten days’ prior written notice to Squadron.

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.7 million and $1.7 million at September 30, 2017 and 2016, respectively.

Pediatric Orthopedic Business Seasonality

Our revenue is typically higher in the summer months and holiday periods, driven by higher sales of our trauma and deformity and complex spine products, which is influenced by the higher incidence of pediatric surgeries during these periods due to recovery time provided by breaks in the school year. Additionally, our complex spine patients tend to have additional health challenges that make scheduling their procedures variable in nature.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-1 filed with the SEC on October 12, 2017.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash balances at September 30, 2017 and December 31, 2016 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation. Because our long-term debt under the Loan Agreement bears interest at a fixed rate, a change in market interest rate would not impact our financial condition and results of operations.

Foreign Currency

While we operate in countries other than the United States, we bill all of our sales outside of the United States in U.S. dollars. We therefore believe the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by a de minimis amount for the three and nine months ended September 30, 2016 and 2017.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) at the end of the period covered by this quarterly report.

Based on this evaluation, we concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for patent infringement regarding U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total complex spine portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017 which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. In the near-to-immediate future, we expect to file petitions for inter partes review, or IPR, with the United States Patent and Trademark Office to challenge the validity of the asserted patents. Although we believe that the suit is without merit, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement on Form S-1 filed with the SEC on October 12, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
November 13, 2017	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

November 13, 2017	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer