Form 10-Q
period 2018-03-31
ORTHOPEDIATRICS CORP
filed 2018-05-15
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of May 11, 2018, there were 12,772,296 outstanding common shares, $0.00025 par value per share, of OrthoPediatrics Corp.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2018

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 15, 2018 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$34,591	$42,582
Accounts receivable - trade, less allowance for doubtful accounts of $131 and $143, respectively	6,838	5,603
Inventories, net	22,004	19,498
Inventories held by international distributors, net	1,402	1,047
Prepaid expenses and other current assets	1,114	831
Total current assets	65,949	69,561

Property and equipment, net	12,280	10,391

Other assets:
Amortizable intangible assets, net	2,154	2,089
Other intangible assets	260	260
Total other assets	2,414	2,349

Total assets	$80,643	$82,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	7,197	5,495
Accrued compensation and benefits	2,313	2,905
Current portion of long-term debt with affiliate	114	113
Other current liabilities	946	954
Total current liabilities	10,570	9,467
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,389	21,418
Revolving credit facility with affiliate	3,930	3,921
Total long-term liabilities	25,319	25,339

Total liabilities	35,889	34,806

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 12,770,796 shares and 12,621,781 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2	2
Additional paid-in capital	152,601	150,424
Accumulated deficit	(108,066)	(103,066)
Accumulated other comprehensive income	217	135
Total stockholders' equity	44,754	47,495

Total liabilities and stockholders' equity	$80,643	$82,301
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2018	2017
Net revenue	$12,094	$9,762
Cost of revenue	3,175	2,347
Gross profit	8,919	7,415
Operating expenses:
Sales and marketing	6,079	4,192
General and administrative	6,017	3,373
Research and development	1,218	687
Total operating expenses	13,314	8,252
Operating loss	(4,395)	(837)
Other expenses:
Interest expense, net	552	445
Other expense	53	3
Total other expenses	605	448
Net loss	$(5,000)	$(1,285)
Net loss attributable to common stockholders	$(5,000)	$(2,711)
Weighted average common shares - basic and diluted	12,073,776	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(1.55)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,000)	$(1,285)
Other comprehensive income:
Foreign currency translation adjustment	82	—
Other comprehensive income	82	—
Comprehensive loss	$(4,918)	$(1,285)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(5,000)	—	(5,000)
Other comprehensive income	—	—	—	—	82	82
Restricted stock	149,015	—	2,177	—	—	2,177
Balance at March 31, 2018	12,770,796	$2	$152,601	$(108,066)	$217	$44,754
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(5,000)	$(1,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	498
Stock-based compensation	2,177	339
Changes in certain current assets and liabilities:
Accounts receivable - trade	(1,235)	198
Inventories	(2,202)	(1,360)
Inventories held by international distributors	(355)	207
Prepaid expenses and other current assets	(283)	(191)
Accounts payable - trade	1,702	2,167
Accrued expenses and other liabilities	(600)	(578)
Other	82	—
Net cash used in operating activities	(5,033)	(5)

INVESTING ACTIVITIES
Purchases of licenses	(159)	(300)
Purchases of property and equipment	(2,771)	(1,332)
Net cash used in investing activities	(2,930)	(1,632)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	2,500
Payments on mortgage notes	(28)	(26)
Net cash (used in) provided by financing activities	(28)	2,474

NET INCREASE (DECREASE) IN CASH	(7,991)	837

Cash, beginning of year	42,582	1,609
Cash, end of period	$34,591	$2,446

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$552	$445
Accretion of redeemable convertible preferred stock	$—	$1,426
Transfer of instruments from property and equipment to inventory	$304	$567
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

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Operations began in the United Kingdom on April 3, 2017, in Australia on May 1, 2017 and in New Zealand on July 1, 2017.

On October 12, 2017, we completed an initial public offering ("IPO") of our common stock, in which we issued and sold 4.6 million shares of common stock at a public offering price of $13.00 per share for aggregate gross proceeds of $59,800. We received approximately $46,900 in net proceeds after deducting $4,200 of underwriting discounts and commissions, paying approximately $2,700 of offering costs and paying approximately $6,000 of Series B dividends.

Our largest investor is Squadron Capital LLC (“Squadron”), a family office firm headquartered near Hartford, Connecticut.

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

Unaudited Interim Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2018. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $108,066 and $103,066 as of March 31, 2018 and December 31, 2017, respectively. Effective December 31, 2017, we entered into an amended loan agreement with Squadron to consolidate a majority of our term note into a $20,000 term loan, reestablished a $15,000 revolving credit facility, reduced the interest rate and extended the loan period through January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at March 31, 2018, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements and the availability under the revolving credit facility are sufficient to enable us to maintain current and essential planned operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements. Our ability to fund planned operations beyond that date may be substantially dependent upon our ability to obtain sufficient funding at acceptable terms.

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

Foreign Currency Transactions

We currently bill our international distributors in United States ("U.S.") dollars, resulting in minimal foreign exchange transaction expense.

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

Fair Value of Financial Instruments

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.  Valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.  This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities.  The guidance does not expand the use of fair value measurements.  A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

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

Revenue from Contracts with Customers
The Company adopted ASC 606, "Revenue From Contracts With Customers (ASC 606)", on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have any impact on the Company’s consolidated historical financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of "ASC 605, Revenue Recognition (ASC 605)." In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, we have concluded that collectability is not reasonably assured at the time of delivery for certain customers who have not evidenced a consistent pattern of timely payment. Accordingly, we do not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility has not been deemed probable based on the customer’s history and ability to pay, but rather when cash has been received. Until such payment, cost of revenue is recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our balance sheets. For international independent stocking distributors for whom we have determined collectability is probable, based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia and New Zealand are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the condensed consolidated balance sheets.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of commissions to our domestic and select international independent sales agencies and consignment distributors, as well as compensation, commissions, benefits and other related costs for personnel we employ. Commissions and bonuses are generally based on a percentage of sales. Our international independent stocking distributors purchase instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales related costs for international sales to distributors.

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

Research and development costs were $1,218 and $687 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

Prior to our IPO, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provides for grants of options and restricted stock to employees, directors and associated third-party representatives of our Company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

Immediately prior to our IPO, we adopted our 2017 Incentive Award Plan (the "2017 Plan") which replaced the 2007 Plan. The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,789,647 shares for award.

Options holders, upon vesting, may purchase common stock at the exercise price, which is the estimated fair value of our common stock on the date of grant. Option grants generally vest immediately or over three years. No stock options were granted in any of the periods presented.

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that had been granted under the 2007 Plan had restriction periods that generally last until the earlier of six years from the date of grant, or an IPO or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO. We recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

We estimate the fair value of stock options and restricted stock at the grant date. Stock-based compensation is recognized ratably over the requisite service period, which is generally the vesting period for stock options and the restriction period for restricted stock.

Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock options. Use of the valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options and the risk free rate of return for a period that approximates the expected term of our stock options. Because we were a privately-held company with a limited operating history, we utilized the historical stock price volatility from a representative group of comparable industry competitors to estimate expected stock price volatility.

Prior to the IPO, in determining the fair value of our common stock at the grant date, which is the basis for the fair value of stock based awards, we used the market approach, which was based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. In using the market approach, we consider both the guideline public company method and the precedent transaction method. Given the absence of a public trading market for our common stock prior to our IPO, we exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including: the preferences and dividends of our redeemable convertible preferred stock relative to those of our common stock; our operating results and financial conditions, including our level of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. Prior to our IPO, for restricted stock awards we applied a discount for lack of marketability to the fair value of common shares due to estimate the impact of valuing a minority interest in our Company as a closely held, non-public company with no liquid market for its shares. Following the IPO, we value restricted stock awards using the market value on the grant date.

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

In April 2017, the SEC adopted new rules that included an inflation-adjusted threshold in the definition of an emerging growth company. Under the new inflation-adjusted threshold, we would cease to be an emerging growth company on the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion or after five years. This is an increase of $70 million from the previous $1 billion threshold. For further information regarding additional criteria to retain our emerging growth company status, see our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These standards became effective for us on January 1, 2018. We have performed a review of these new standards as compared to our current accounting policies for revenue recognition. During the fourth quarter of 2017 we finalized our assessments over the impact that these new standards will have on our consolidated results of operations, financial position and disclosures. We elected to apply the modified retrospective approach and as of December 31, 2017, we have not identified any accounting changes that would materially impact the amount of reported revenues and did not record any adjustments on January 1, 2018, related to this new guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach and will be effective starting in the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact of this standard, but we do not believe this guidance will have a material effect on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments" which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted ASU 2016-15 effective January 1, 2018. The adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In March 2018, the FASB issued ASU 2018-05 "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB No. 118”), to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”)" which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017. In accordance with SAB No. 118, a company must reflect the income tax effects of those aspects of the New Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the New Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the New Tax Act. SAB No. 118 provides a measurement period that should not extend beyond one year and it begins in the period that includes the enactment date which was December 22, 2017. We have not completed the accounting for the income tax effects of certain elements of the New Tax Act, which will become effective in future years. When additional guidance and regulations enable us to finalize certain tax positions, we will reflect the impact of this ASU 2018-05 on the tax provision and deferred tax calculation as of December 31, 2018. The Section 382 ownership change analysis will be re–evaluated prior to release of the year-ending December 31, 2018 financial statements to account for equity ownership changes that occur during 2018.

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017
Note payable to Squadron	$20,000	$20,000
Revolving credit facility with Squadron	3,930	3,921
Mortgage payable to affiliate	1,503	1,531
Total debt	25,433	25,452
Less: current maturities	114	113
Long-term debt, net of current maturities	$25,319	$25,339

In May 2014, we entered into the Second Amended and Restated Loan and Security Agreement with Squadron in connection with a restructuring of our debt and equity. The terms of this agreement required monthly interest only payments computed at 10% per annum with all principal and unpaid interest due at maturity in May 2017 or earlier upon a change of control event, as defined in the agreement. The note payable was secured by substantially all of our assets. In November 2015, this agreement was amended to provide a revolving loan commitment of an additional $7,000. The revolving loan commitment was structured under the same terms and conditions with interest payable monthly computed at 10% per annum and principal due at maturity in May 2017 or earlier upon a change of control event, as defined in the agreement.

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement with Squadron to provide an additional $16,000 revolving loan commitment and extend the maturity date on the note payable and revolving credit facility to May 31, 2019 with an automatic extension to May 31, 2020 if we meet certain revenue goals. The agreement was structured similarly to previous amendments with interest payable monthly computed at 11% per annum and included a $1,000 extension fee payable in three installments on the anniversary date of the agreement. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, and was to be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations assuming an IPO did not happen.

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron. Pursuant to the Loan Agreement, we have consolidated a majority of the term loan amounts into a $20,000 term note and reestablished a $15,000 revolving credit facility. Also, $667 of the extension fee was cancelled as of the completion of our IPO in October 2017. Both facilities include interest only payments and will have an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, or (b) 10.0%. The Loan Agreement also extended the maturity date to January 31, 2023. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At March 31, 2018, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2017, the mortgage balance was $1,531 of which current principal due of $113 was included in current portion of long-term debt. At March 31, 2018, the mortgage balance was $1,503 of which current principal due of $114 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $552 and $445 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 4 - STRATEGIC ARRANGEMENTS

Effective December 1, 2007, we entered into a ten-year agreement with Case Western Reserve University (“CASE”) to assist in certain aspects of our research and development. Effective August 2, 2017, we entered into an Amended and Restated License Agreement to account for additional licensed product and extend the agreement for another ten years. The main focus of this research and development involves leveraging our exclusive rights to the Hamann-Todd Collection of the Cleveland National History Museum, the world's largest pediatric osteological collection, to assist in the design of implants which match pediatric bone curvature and structure.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $33 and $38 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, $33 and $37, respectively, was due to CASE.

NOTE 5 - INCOME TAXES

For the three month periods ended March 31, 2018 and 2017, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2018 and December 31, 2017, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2017, we had available federal and state tax loss carryforwards of $70,335 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017 and through March 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2018	176,959	$29.42	2.0
Forfeited or expired	(36,234)	27.61
Outstanding at March 31, 2018	140,725	29.89	2.2

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2018 and December 31, 2017, all options were fully vested.

There was no stock-based compensation expense on stock options for the three-month periods ended March 31, 2018 and 2017, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2018	548,005	0.3
Granted	149,350
Forfeited	(335)
Outstanding at March 31, 2018	697,020	0.6
Restricted stock exercisable at March 31, 2018	—

At March 31, 2018, there was $2,964 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted average period of 0.6 years or earlier upon an elimination of the restriction period as a result of an IPO or change in control event.

Stock-based compensation expense on restricted stock amounted to $2,177 and $339 for the three months ended March 31, 2018 and 2017, respectively. Due to our limited operating history and lack of marketability, a discount of 15% was applied when estimating the stock-based compensation expense on restricted stock granted in 2017.

Total stock-based compensation expense is included as a component of general and administrative expenses in our statement of operations and was $2,177 and $339 for the three months ended March 31, 2018 and 2017, respectively.

Warrants

For all periods presented, there were warrants issued and outstanding for the issuance of 44,101 shares of common stock. The warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At March 31, 2018, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 7 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(5,000)	$(1,285)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	—	(1,426)
Net loss attributable to common stockholders - basic and diluted	$(5,000)	$(2,711)

Weighted average number of shares - basic and diluted	12,073,776	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(1.55)

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

Prior to the completion of our IPO on October 12, 2017, we had authorized 7,000,000 shares of redeemable convertible preferred stock, of which 5,446,978 were outstanding as of March 31, 2017, designated in series, with the rights and preferences of each series determined by the Board of Directors. Upon completion of our IPO, all of our previously outstanding shares of Series A and B Preferred Stock were converted into common stock on a 1:1 conversion ratio. As of March 31, 2018 and December 31, 2017, there are no redeemable convertible preferred shares outstanding. Series A and B preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are also considered participating securities.  During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses.

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented (shares for the redeemable convertible preferred shares for the three-months ended March 31, 2017 were determined based on the applicable conversion ratio of 1:1):

	Three Months Ended
	March 31,
	2018	2017
Redeemable convertible preferred stock - Series A	—	670,000
Redeemable convertible preferred stock - Series B	—	2,979,475
Restricted stock	697,020	676,210
Stock options	140,725	248,871
Warrants	44,101	44,101
	881,846	4,618,657

NOTE 8 – BUSINESS SEGMENT

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2018 and December 31, 2017.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2018	2017
U.S.	$8,653	$7,336
International	3,441	2,426
Total	$12,094	$9,762

	Three Months Ended March 31,
Product sales by category:	2018	2017
Trauma and deformity	$9,123	$7,740
Scoliosis	2,685	1,922
Sports medicine/other	286	100
Total	$12,094	$9,762

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three months ended March 31, 2018 and 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 3), we currently use FMI Hansa Medical Products, LLC (“FMI”) and Structure Medical, LLC (“Structure Medical”) as two of our suppliers. Each of these entities is affiliated with Squadron. In 2017, FMI merged with and into Structure Medical. We do not have long-term contracts with either supplier. We made payments to FMI of $0 and $330 for the three months ended March 31, 2018 and 2017, respectively. We made payments to Structure Medical of $701 and $247 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2018, we have elected to match our employees' 401(k) contributions up to 3% of employees' salary.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are involved with various legal actions arising in the ordinary course of our activities. We accrue for those cases where the potential liability is estimable and probable. From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review with the United States Patent and Trademark Office to challenge the validity of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case No. IPR2018-00429 and IPR2018-00521), and we expect to file additional petitions for inter partes review with the United States Patent and Trademark Office to challenge the validity of the above referenced U.S. Patent No. 9,655,664. Although we believe that the suit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of March 31, 2018, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2018, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We currently market 25 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 31 independent sales agencies employing more than 115 sales representatives specifically focused on pediatrics, 84 of whom were full-time equivalents devoted to our sales activities. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 38 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017	Increase	%
Net revenue	$12,094	$9,762	$2,332	24%
Cost of revenue	3,175	2,347	828	35%
Sales and marketing expenses	6,079	4,192	1,887	45%
General and administrative expenses	6,017	3,373	2,644	78%
Research and development expenses	1,218	687	531	77%
Other expenses	605	448	157	35%
Net loss	$(5,000)	$(1,285)	$3,715	289%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Product sales by geographic location:	2018	2017
U.S.	$8,653	$7,336
International	3,441	2,426
Total	$12,094	$9,762

	Three Months Ended March 31,
Product sales by category:	2018	2017
Trauma and deformity	$9,123	$7,740
Scoliosis	2,685	1,922
Sports medicine/other	286	100
Total	$12,094	$9,762

Net revenue increased $2.3 million, or 24%, from $9.8 million for the three months ended March 31, 2017 to $12.1 million for the three months ended March 31, 2018. The increase was due to trauma and deformity sales growth of $1.4 million, or 18%, primarily driven by sales of our PediPlate product, scoliosis sales growth of $0.8 million, or 40%, primarily driven by sales of our RESPONSE, FIREFLY® Pedicle Screw Navigation Guides and BandLoc products, and sports medicine/other sales growth of $0.2 million, or 186%. Nearly all the increase in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $0.8 million, or 35%, from $2.3 million for the three months ended March 31, 2017 to $3.2 million for the three months ended March 31, 2018. The increase was due primarily to increased revenue volume as well as international sales, include sets. Gross margin was 76% for the three months ended March 31, 2017 and 74% for the three months ended March 31, 2018. The decrease was due primarily to a higher percentage of international sales, including sets.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 45%, from $4.2 million for the three months ended March 31, 2017 to $6.1 million for the three months ended March 31, 2018. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, the addition of commission expense for United Kingdom, Australia and New Zealand as well as marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 78%, from $3.4 million for the three months ended March 31, 2017 to $6.0 million for the three months ended March 31, 2018. The increase was due primarily to additional stock compensation expense associated with the accelerated vesting of our restricted stock following our IPO, increased legal expense and the addition of personnel and resources to support the growth of our business. Depreciation and amortization expenses increased $0.2 million, or 31%, from $0.5 million for the three months ended March 31, 2017 to $0.7 million for the three months ended March 31, 2018. The increase was primarily due to prior increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.5 million, or 77%, from $0.7 million for the three months ended March 31, 2017 to $1.2 million for the three months ended March 31, 2018. The increase was driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Other expenses consist primarily of interest expense on our long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows from operating activities of $5.0 million and $5.0 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $108.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2018, we had cash and cash equivalents of $34.6 million.

We believe our existing cash and cash equivalents, amounts available under our revolving credit facility cash receipts from sales of our products and net proceeds from the IPO will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(5,033)	$(5)
Net cash used in investing activities	(2,930)	(1,632)
Net cash (used in) provided by financing activities	(28)	2,474
Net increase (decrease) in cash and cash equivalents	$(7,991)	$837

Cash Used in Operating Activities

Net cash used in operating activities was $5.0 million and $5.0 thousand for the three months ended March 31, 2018 and 2017, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash (used for) provided by working capital was $(2.9) million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the primary driver of working capital cash usage was the increase in inventory of $2.2 million and accounts receivable of $1.2 million offset by an increase of $1.7 million in accounts payable.

Cash Used in Investing Activities

Net cash used in investing activities was $2.9 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia and New Zealand, of $2.8 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. We also purchased an additional $0.2 million and $0.3 million in new product licenses during the three months ended March 31, 2018 and 2017, respectively.

Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities was $(28.0) thousand and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. Net cash (used in) provided by financing activities consisted primarily of the payment of $30.0 thousand and $30.0 thousand in mortgage payments in the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, these payments were offset by net borrowings of $2.5 million on our revolving credit facility with an affiliate.

Indebtedness

Loan Agreement

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement" with Squadron Capital LLC (the "Lender"). Under the terms of the Loan Agreement, the Lender has provided to us a term loan in the principal amount of $20.0 million and a revolving loan in an aggregate principal amount that will not exceed $15.0 million. Interest on the term loan and revolving loan will accrue at the greater of (a) three month LIBOR plus 8.61% or (b) 10.0% (the "Applicable Rate") and will be payable monthly by us. The Loan Agreement expires in January 2023.

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

At March 31, 2018, we had approximately $24.0 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.5 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively.

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

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 15, 2018. There have been no material changes, other than the adoption of Accounting Standards Codification 606 "Revenue from Contracts with Customers" during the three months ended March 31, 2018.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash balances at March 31, 2018 and December 31, 2017 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is sensitivity in interest income partially offset by interest expense on our term and line of credit debt, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings partially offset by our debt, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro and the Australian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by a de minimis amount for the three months ended March 31, 2018 and 2017.

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

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review with the United States Patent and Trademark Office to challenge the validity of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case No. IPR2018-00429 and IPR2018-00521), and we expect to file additional petitions for inter partes review with the United States Patent and Trademark Office to challenge the validity of the above referenced U.S. Patent No. 9,655,664. Although we believe that the suit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors — Risks Related to Intellectual Property — Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price” within our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2018, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.2
Second Amended and Restated Term Note A, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.3
Revolving Note, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
May 15, 2018	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

May 15, 2018	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer