Form 10-Q
period 2018-06-30
ORTHOPEDIATRICS CORP
filed 2018-08-09
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 8, 2018, there were 12,790,289 outstanding shares of common stock, $0.00025 par value per share, of OrthoPediatrics Corp.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$26,506	$42,582
Accounts receivable - trade, less allowance for doubtful accounts of $131 and $143, respectively	9,755	5,603
Inventories, net	24,816	19,498
Inventories held by international distributors, net	595	1,047
Prepaid expenses and other current assets	1,063	831
Total current assets	62,735	69,561

Property and equipment, net	12,770	10,391

Other assets:
Amortizable intangible assets, net	2,080	2,089
Other intangible assets	260	260
Total other assets	2,340	2,349

Total assets	$77,845	$82,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	5,455	5,495
Accrued compensation and benefits	3,237	2,905
Current portion of long-term debt with affiliate	115	113
Other current liabilities	1,683	954
Total current liabilities	10,490	9,467
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,360	21,418
Revolving credit facility with affiliate	3,938	3,921
Total long-term liabilities	25,298	25,339

Total liabilities	35,788	34,806

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 12,789,039 shares and 12,621,781 shares issued and outstanding as of June 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	153,055	150,424
Accumulated deficit	(110,758)	(103,066)
Accumulated other comprehensive (loss) income	(242)	135
Total stockholders' equity	42,057	47,495

Total liabilities and stockholders' equity	$77,845	$82,301

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$15,077	$11,802	$27,171	$21,564
Cost of revenue	3,807	3,090	6,982	5,437
Gross profit	11,270	8,712	20,189	16,127
Operating expenses:
Sales and marketing	6,776	5,299	12,855	9,491
General and administrative	5,499	3,422	11,516	6,795
Research and development	1,115	668	2,333	1,355
Total operating expenses	13,390	9,389	26,704	17,641
Operating loss	(2,120)	(677)	(6,515)	(1,514)
Other expenses:
Interest expense, net	562	650	1,114	1,095
Other expense (income)	10	(61)	63	(58)
Total other expenses	572	589	$1,177	$1,037
Net loss	$(2,692)	$(1,266)	$(7,692)	$(2,551)
Net loss attributable to common stockholders	$(2,692)	$(2,720)	$(7,692)	$(5,431)
Weighted average common stock - basic and diluted	12,549,226	1,746,787	12,312,814	1,745,390
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(1.56)	$(0.62)	$(3.11)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,692)	$(1,266)	$(7,692)	$(2,551)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(459)	72	(377)	72
Other comprehensive income	(459)	72	(377)	72
Comprehensive loss	$(3,151)	$(1,194)	$(8,069)	$(2,479)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2018	12,621,781	2	150,424	(103,066)	135	47,495
Net loss	—	—	—	(7,692)	—	(7,692)
Other comprehensive loss	—	—	—	—	(377)	(377)
Restricted stock	167,258	—	2,631	—	—	2,631
Balance at June 30, 2018	12,789,039	2	153,055	(110,758)	(242)	42,057

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(7,692)	$(2,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	1,092
Stock-based compensation	2,631	727
Changes in certain current assets and liabilities:
Accounts receivable - trade	(4,152)	(2,428)
Inventories	(4,724)	(3,551)
Inventories held by international distributors	452	104
Prepaid expenses and other current assets	(232)	(727)
Accounts payable - trade	(40)	2,569
Accrued expenses and other liabilities	1,061	531
Other	(377)	—
Net cash used in operating activities	(11,673)	(4,234)

INVESTING ACTIVITIES
Purchases of licenses	(180)	(300)
Purchases of property and equipment	(4,167)	(2,844)
Net cash used in investing activities	(4,347)	(3,144)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	8,055
Payments on mortgage notes	(56)	(52)
Net cash (used in) provided by financing activities	(56)	8,003

Effect of exchange rate changes on cash	—	72

NET INCREASE (DECREASE) IN CASH	(16,076)	697

Cash, beginning of year	42,582	1,609
Cash, end of period	$26,506	$2,306

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,114	$1,095
Accretion of redeemable convertible preferred stock	$—	$2,880
Transfer of instruments from property and equipment to inventory	$594	$770

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Share and Per Share data)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSE Spine, Bandloc, Pediguard and Pediatric Nailing Platform | Femur, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Operations began in the United Kingdom on April 3, 2017, in Australia on May 1, 2017 and in New Zealand on July 1, 2017.

On October 12, 2017, we completed an initial public offering ("IPO") of our common stock, in which we issued and sold 4,600,000 shares of common stock at a public offering price of $13.00 per share for aggregate gross proceeds of $59,800. We received approximately $46,900 in net proceeds after deducting $4,200 of underwriting discounts and commissions, paying approximately $2,700 of offering costs and paying approximately $6,000 of Series B dividends.

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

Unaudited Interim Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March

15, 2018. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $110,758 and $103,066 as of June 30, 2018 and December 31, 2017, respectively. Effective December 31, 2017, we entered into an amended loan agreement with Squadron to consolidate a majority of our term note into a $20,000 term loan, reestablished a $15,000 revolving credit facility, reduced the interest rate and extended the loan period through January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2018, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements and the availability under the revolving credit facility are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months subsequent to the issuance of the condensed consolidated financial statements.

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

Revenue from Contracts with Customers
The Company adopted ASC 606, "Revenue From Contracts With Customers (ASC 606)", on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have any impact on the Company’s consolidated historical financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of "ASC 605, Revenue Recognition (ASC 605)." In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

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

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, we have concluded that collectability is not reasonably assured at the time of delivery for certain customers who have not evidenced a consistent pattern of timely payment. Accordingly, we do not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility has not been deemed probable based on the customer’s history and ability to pay, but rather when cash has been received. Until such payment, cost of revenue is recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our condensed consolidated balance sheets. For international independent stocking distributors for whom we have determined collectability is probable, based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.
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

Research and development costs were $1,115 and $668 for the three months ended June 30, 2018 and 2017, respectively, and $2,333 and $1,355 for the six months ended June 30, 2018 and 2017, respectively.

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

Prior to the IPO, in determining the fair value of our common stock at the grant date, which is the basis for the fair value of stock based awards, we used the market approach, which was based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. In using the market approach, we consider both the guideline public company method and the precedent transaction method. Given the absence of a public trading market for our common stock prior to our IPO, we exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including: the preferences and dividends of our redeemable convertible preferred stock relative to those of our common stock; our operating results and financial conditions, including our level of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. Prior to our IPO, for restricted stock awards we applied a discount for lack of marketability to the fair value of common stock to estimate the impact of valuing a minority interest in our Company as a closely held, non-public company with no liquid market for its shares. Following the IPO, we value restricted stock awards using the market value on the grant date.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These standards became effective for us on January 1, 2018. We elected to apply the modified retrospective approach, and we have not identified any accounting changes that would materially impact the amount of reported revenues and did not record any adjustments on January 1, 2018, related to this new guidance.

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

In March 2018, the FASB issued ASU 2018-05 "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB No. 118”), to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”)" which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017. In accordance with SAB No. 118, a company must reflect the income tax effects of those aspects of the New Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the New Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the New Tax Act. SAB No. 118 provides a measurement period that should not extend beyond one year and it begins in the period that includes the enactment date which was December 22, 2017. We have not completed the accounting for the income tax effects of certain elements of the New Tax Act. When additional guidance and regulations enable us to finalize certain tax positions, we will reflect the impact of this ASU 2018-05 on the tax provision and deferred tax calculation as of December 31, 2018. The Section 382 ownership change analysis will be re–evaluated prior to release of the year-ending December 31, 2018 financial statements to account for equity ownership changes that occur during 2018.

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017
Note payable to Squadron	$20,000	$20,000
Revolving credit facility with Squadron	3,938	3,921
Mortgage payable to affiliate	1,475	1,531
Total debt	25,413	25,452
Less: current maturities	115	113
Long-term debt, net of current maturities	$25,298	$25,339

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

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement with Squadron to provide an additional $16,000 revolving loan commitment and extend the maturity date on the note payable and revolving credit facility to May 31, 2019 with an automatic extension to May 31, 2020 if we meet certain revenue goals. The agreement was structured similarly to previous amendments with interest payable monthly computed at 11.0% per annum and included a $1,000 extension fee payable in three installments on the anniversary date of the agreement. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, and was to be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations assuming an IPO did not happen.

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

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At June 30, 2018, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2017, the mortgage balance was $1,531 of which current principal due of $113 was included in current portion of long-term debt. At June 30, 2018, the mortgage balance was $1,475 of which current principal due of $115 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $562 and $650 for the three months ended June 30, 2018 and 2017, respectively, and $1,114 and $1,095 for the six months ended June 30, 2018 and 2017, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $37 and $35 for the three months ended June 30, 2018 and 2017, respectively, and $72 and $73 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $37 and $37, respectively, was due to CASE.

NOTE 5 - INCOME TAXES

For the three and six month periods ended June 30, 2018 and 2017, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2018 and December 31, 2017, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2017, we had available federal and state tax loss carryforwards of $70,335 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017 and through June 30, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2018	176,959	$29.42	2.0
Forfeited or expired	(41,594)	27.61
Outstanding at June 30, 2018	135,365	$29.98	2.1

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2018 and December 31, 2017, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six month periods ended June 30, 2018 and 2017, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2018	548,005	0.3
Granted	168,593
Forfeited	(1,335)
Vested	(547,670)
Outstanding at June 30, 2018	167,593	2.7
Restricted stock exercisable at June 30, 2018	—

At June 30, 2018, there was $2,991 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 2.7 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $455 and $389 for the three months ended June 30, 2018 and 2017, respectively, and $2,631 and $727 for the six months ended June 30, 2018 and 2017, respectively. Due to our limited operating history and lack of marketability before the IPO, a discount of 15% was applied when estimating the stock-based compensation expense on restricted stock granted in 2017.

Total stock-based compensation expense is included as a component of general and administrative expenses in our condensed consolidated statement of operations and was $455 and $389 for the three months ended June 30, 2018 and 2017, respectively, and $2,631 and $727 for the six months ended June 30, 2018 and 2017, respectively.

Warrants

For all periods presented, there were warrants issued and outstanding for the issuance of 44,101 shares of common stock. The warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a 10-year term. At June 30, 2018, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 7 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(2,692)	$(1,266)	$(7,692)	$(2,551)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	—	(1,454)	—	(2,880)
Net loss attributable to common stockholders - basic and diluted	$(2,692)	$(2,720)	$(7,692)	$(5,431)

Weighted average number of shares - basic and diluted	12,549,226	1,746,787	12,312,814	1,745,390
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(1.56)	$(0.62)	$(3.11)

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

Prior to the completion of our IPO on October 12, 2017, we had authorized 7,000,000 shares of redeemable convertible preferred stock, of which 5,446,978 were outstanding as of June 30, 2017, designated in series, with the rights and preferences of each series determined by the Board of Directors. Upon completion of our IPO, all of our previously outstanding shares of Series A and B Preferred Stock were converted into common stock on a 1:1 conversion ratio. As of June 30, 2018 and December 31, 2017, there are no redeemable convertible preferred shares outstanding. Series A and B preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are also considered participating securities.  During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses.

We have incurred a net loss for all periods presented, such that diluted net loss per common stock is the same as basic net loss per common stock. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented (shares for the redeemable convertible preferred shares for the six months ended June 30, 2017 were determined based on the applicable conversion ratio of 1:1):

	Six Months Ended
	June 30,
	2018	2017
Redeemable convertible preferred stock - Series A	—	670,000
Redeemable convertible preferred stock - Series B	—	2,979,475
Restricted stock	167,593	734,771
Stock options	135,365	243,369
Warrants	44,101	44,101
	347,059	4,671,716

NOTE 8 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reporting segment, OrthoPediatrics Corp., which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We disaggregate revenue from contracts with customers by operating segment. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, timing and uncertainty of our revenue streams. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and six months ended June 30, 2018 or

2017. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2018 and December 31, 2017.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2018	2017	2018	2017
U.S.	$11,458	$9,193	$20,111	$16,529
International	3,619	2,609	7,060	5,035
Total	$15,077	$11,802	$27,171	$21,564

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2018	2017	2018	2017
Trauma and deformity	$9,860	$7,869	$18,983	$15,609
Scoliosis	4,897	3,431	7,582	5,353
Sports medicine/other	320	502	606	602
Total	$15,077	$11,802	$27,171	$21,564

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and six months ended June 30, 2018 and 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 3), we currently use FMI Hansa Medical Products, LLC (“FMI”) and Structure Medical, LLC (“Structure Medical”) as two of our suppliers. Each of these entities is affiliated with Squadron. In 2017, FMI merged with and into Structure Medical. We do not have long-term contracts with either supplier. We made payments to FMI of $0 and $279 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $608 for the six months ended June 30, 2018 and 2017, respectively. We made payments to Structure Medical of $1,565 and $249 for the three months ended June 30, 2018 and 2017, respectively, and $2,266 and $497 for the six months ended June 30, 2018 and 2017, respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are involved with various legal actions arising in the ordinary course of our activities. We accrue for those cases where the potential liability is estimable and probable. From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M,

Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, we expect to file additional IPR petitions with the PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664. Although we believe that the K2M lawsuit is without merit and we will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

 We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of June 30, 2018, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2018, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 32 independent sales agencies employing more than 125 sales representatives specifically focused on pediatrics, 88 of whom were full-time equivalents devoted to our sales activities. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30				Six Months Ended June 30
	2018	2017	Increase (Decrease)%		2018	2017	Increase	%
Net revenue	$15,077	$11,802	$3,275	28%	$27,171	$21,564	$5,607	26%
Cost of revenue	3,807	3,090	717	23%	6,982	5,437	1,545	28%
Sales and marketing expenses	6,776	5,299	1,477	28%	12,855	9,491	3,364	35%
General and administrative expenses	5,499	3,422	2,077	61%	11,516	6,795	4,721	69%
Research and development expenses	1,115	668	447	67%	2,333	1,355	978	72%
Other expenses	572	589	(17)	(3)%	1,177	1,037	140	14%
Net loss	$(2,692)	$(1,266)	$1,426	113%	$(7,692)	$(2,551)	$5,141	202%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2018	2017	2018	2017
U.S.	$11,458	$9,193	$20,111	$16,529
International	3,619	2,609	7,060	5,035
Total	$15,077	$11,802	$27,171	$21,564

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2018	2017	2018	2017
Trauma and deformity	$9,860	$7,869	$18,983	$15,609
Scoliosis	4,897	3,431	7,582	5,353
Sports medicine/other	320	502	606	602
Total	$15,077	$11,802	$27,171	$21,564

Net revenue increased $3.3 million, or 28%, from $11.8 million for the three months ended June 30, 2017 to $15.1 million for the three months ended June 30, 2018. The increase was due to trauma and deformity sales growth of $2.0 million, or 25%, primarily driven by sales of our PediPlate and PediLoc products and scoliosis sales growth of $1.5 million, or 43%, primarily driven by sales of our RESPONSE, FIREFLY® Pedicle Screw Navigation Guides and BandLoc products, offset by a reduction in sports medicine/other sales of $0.2 million, or 36%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Net revenue increased $5.6 million, or 26%, from $21.6 million for the six months ended June 30, 2017 to $27.2 million for the six months ended June 30, 2018. The increase was due to trauma and deformity sales growth of $3.4 million, or 22%, primarily driven by sales of our PediLoc, PediFrag and Locking Proximal Femur products, scoliosis sales growth of $2.2 million, or 42%, primarily driven by sales of our RESPONSE, FIREFLY® Pedicle Screw Navigation Guides and BandLoc products, and sports medicine/

other sales growth of $0.04 million, or 1%. Nearly all the increase in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $0.7 million, or 23%, from $3.1 million for the three months ended June 30, 2017 to $3.8 million for the three months ended June 30, 2018. The increase was due primarily to increased revenue volume as well as international sales, including sets. Gross margin was 74% for the three months ended June 30, 2017 and 75% for the three months ended June 30, 2018. The increase was due primarily to our four direct country conversions and partially offset by a higher percentage of international sales, including sets.

Cost of revenue increased $1.5 million, or 28%, from $5.4 million for the six months ended June 30, 2017 to $6.9 million for the six months ended June 30, 2018. The increase was due primarily to increased revenue volume as well as international sales, including sets. Gross margin was 75% for the six months ended June 30, 2017 and 74% for the six months ended June 30, 2018. The decrease was due primarily to a higher percentage of international sales, including sets.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.5 million, or 28%, from $5.3 million for the three months ended June 30, 2017 to $6.8 million for the three months ended June 30, 2018. Sales and marketing expenses increased $3.4 million, or 35%, from $9.5 million for the six months ended June 30, 2017 to $12.9 million for the six months ended June 30, 2018. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, the addition of commission expense for United Kingdom, Australia and New Zealand as well as marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 61%, from $3.4 million for the three months ended June 30, 2017 to $5.5 million for the three months ended June 30, 2018. General and administrative expenses increased $4.7 million, or 69%, from $6.8 million for the six months ended June 30, 2017 to $11.5 million for the six months ended June 30, 2018. The increase was due primarily to additional stock compensation expense associated with the accelerated vesting of our restricted stock following our IPO, increased legal expense and the addition of personnel and resources to support the growth of our business. Depreciation and amortization expenses increased $0.1 million, or 20%, from $0.6 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018 and increased $0.3 million, or 27%, for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2017 to $1.4 million for the six months ended June 30, 2018. The increase was primarily due to increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 67%, from $0.7 million for the three months ended June 30, 2017 to $1.1 million for the three months ended June 30, 2018. Research and development expenses increased $1.0 million, or 72%, from $1.3 million for the six months ended June 30, 2017 to $2.3 million for the six months ended June 30, 2018. The increase was driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and other expenses were $1.2 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. Other expenses consist primarily of interest expense on our long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows from operating activities of $11.7 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $110.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2018, we had cash and cash equivalents of $26.5 million.

We believe our existing cash and cash equivalents and amounts available under our revolving credit facility cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(11,673)	$(4,234)
Net cash used in investing activities	(4,347)	(3,144)
Net cash (used in) provided by financing activities	(56)	8,003
Effect of exchange rate changes on cash	—	72
Net increase (decrease) in cash and cash equivalents	$(16,076)	$697

Cash Used in Operating Activities

Net cash used in operating activities was $11.7 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $8.0 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the primary driver of working capital cash usage was the increase in inventory of $4.7 million and accounts receivable of $4.2 million.

Cash Used in Investing Activities

Net cash used in investing activities was $4.3 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia and New Zealand, of $4.2 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. We also purchased an additional $0.2 million and $0.3 million in new product licenses during the six months ended June 30, 2018 and 2017, respectively.

Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities was $(56.0) thousand and $8.0 million for the six months ended June 30, 2018 and 2017, respectively. Net cash (used in) provided by financing activities consisted primarily of the payment of $56.0 thousand and $52.0 thousand in mortgage payments in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2017, these payments were offset by net borrowings of $8.0 million on our revolving credit facility with an affiliate.

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

At June 30, 2018, we had approximately $24.0 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.5 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 15, 2018. There have been no material changes, other than the adoption of Accounting Standards Codification 606 "Revenue from Contracts with Customers" during the three and six months ended June 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash balances at June 30, 2018 and December 31, 2017 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is sensitivity in interest income partially offset by interest expense on our term and line of credit debt, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings partially offset by our debt, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro and the Australian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by a de minimis amount for the three and six months ended June 30, 2018 and 2017.

ITEM 4.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

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

a. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, we expect to file additional IPR petitions with the PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664. Although we believe that the K2M lawsuit is without merit and we will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors — Risks Related to Intellectual Property — Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price” within our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

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

31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++ Furnished and not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
August 9, 2018	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

August 9, 2018	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer