Form 10-Q
period 2018-09-30
ORTHOPEDIATRICS CORP
filed 2018-10-31
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 29, 2018, there were 12,811,450 outstanding shares of common stock, $0.00025 par value per share, of OrthoPediatrics Corp.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$24,463	$42,582
Accounts receivable - trade, less allowance for doubtful accounts of $131 and $143, respectively	9,456	5,603
Inventories, net	26,646	19,498
Inventories held by international distributors, net	234	1,047
Prepaid expenses and other current assets	1,045	831
Total current assets	61,844	69,561

Property and equipment, net	12,774	10,391

Other assets:
Amortizable intangible assets, net	2,000	2,089
Other intangible assets	260	260
Total other assets	2,260	2,349

Total assets	$76,878	$82,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$5,903	$5,495
Accrued compensation and benefits	3,302	2,905
Current portion of long-term debt with affiliate	117	113
Other current liabilities	1,594	954
Total current liabilities	10,916	9,467
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,330	21,418
Revolving credit facility with affiliate	3,947	3,921
Total long-term liabilities	25,277	25,339

Total liabilities	36,193	34,806

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 12,807,520 shares and 12,621,781 shares issued and outstanding as of September 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	153,649	150,424
Accumulated deficit	(112,623)	(103,066)
Accumulated other comprehensive (loss) income	(343)	135
Total stockholders' equity	40,685	47,495

Total liabilities and stockholders' equity	$76,878	$82,301
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$15,820	$12,375	$42,991	$33,939
Cost of revenue	3,843	2,884	10,825	8,321
Gross profit	11,977	9,491	32,166	25,618
Operating expenses:
Sales and marketing	7,150	5,633	20,005	15,122
General and administrative	4,877	3,487	16,393	10,282
Research and development	1,122	1,127	3,455	2,482
Total operating expenses	13,149	10,247	39,853	27,886
Operating loss	(1,172)	(756)	(7,687)	(2,268)
Other expenses:
Interest expense, net	608	761	1,722	1,857
Other expense (income)	85	20	148	(38)
Total other expenses	693	781	1,870	1,819
Net loss	$(1,865)	$(1,537)	$(9,557)	$(4,087)
Net loss attributable to common stockholders	$(1,865)	$(3,021)	$(9,557)	$(8,451)
Weighted average common stock - basic and diluted	12,624,858	1,773,385	12,417,972	1,754,576
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(1.70)	$(0.77)	$(4.82)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,865)	$(1,537)	$(9,557)	$(4,087)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(100)	121	(478)	193
Other comprehensive (loss) income	(100)	121	(478)	193
Comprehensive loss	$(1,965)	$(1,416)	$(10,035)	$(3,894)
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(9,557)	—	(9,557)
Other comprehensive loss	—	—	—	—	(478)	(478)
Stock option exercise	11,533	—	326	—	—	326
Restricted stock	174,206	—	2,899	—	—	2,899
Balance at September 30, 2018	12,807,520	$2	$153,649	$(112,623)	$(343)	$40,685
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(9,557)	$(4,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,177	1,748
Stock-based compensation	2,899	1,081
Changes in certain current assets and liabilities:
Accounts receivable - trade	(4,077)	(1,588)
Inventories	(6,087)	(3,276)
Inventories held by international distributors	813	345
Prepaid expenses and other current assets	(214)	(382)
Accounts payable - trade	408	1,559
Accrued expenses and other liabilities	798	513
Other	(15)	193
Net cash used in operating activities	(12,855)	(3,894)

INVESTING ACTIVITIES
Purchases of licenses	(195)	(1,337)
Purchases of property and equipment	(5,311)	(3,949)
Net cash used in investing activities	(5,506)	(5,286)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	10,139
Payments on mortgage notes	(84)	(80)
Proceeds from exercise of stock options	326	—
Payments of deferred offering costs	—	(250)
Net cash provided by financing activities	242	9,809

NET (DECREASE) INCREASE IN CASH	(18,119)	629

Cash, beginning of year	42,582	1,609
Cash, end of period	$24,463	$2,238

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,722	$1,856
Accretion of redeemable convertible preferred stock	$—	$4,364
Transfer of instruments from property and equipment to inventory	$1,061	$1,196
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

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Operations began in the United Kingdom on April 3, 2017, in Australia on May 1, 2017 and in New Zealand on July 1, 2017. In September 2018, we further expanded operations in Canada selling direct to local hospitals.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD and OrthoPediatrics NZ Limited (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and

Exchange Commission ("SEC") on March 15, 2018. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $112,623 and $103,066 as of September 30, 2018 and December 31, 2017, respectively. Effective December 31, 2017, we entered into an amended loan agreement with Squadron to consolidate a majority of our term note into a $20,000 term loan, reestablished a $15,000 revolving credit facility, changed the interest rate and extended the loan period through January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2018, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements and the availability under the revolving credit facility are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months subsequent to the issuance of the condensed consolidated financial statements.

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

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. In September 2018, we began selling direct in Canada. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

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

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

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
In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Additionally, in September 2018 we began selling in Canada utilizing the subject agency model. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract.. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia, New Zealand and Canada are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the condensed consolidated balance sheets.

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

Research and development costs were $1,122 and $1,127 for the three months ended September 30, 2018 and 2017, respectively, and $3,455 and $2,482 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation

Prior to our IPO, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provided for grants of options and restricted stock to employees, directors and associated third-party representatives of the Company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

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

“Emerging Growth Company” and "Smaller Reporting Company" Reporting Requirements

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and our disclosure obligations regarding executive compensation may be reduced. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of our initial public offering, or December 31, 2022. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Following the recent SEC amendment raising the financial thresholds for a "smaller reporting company," as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we qualify as a smaller reporting company effective with the filing of this quarterly report. As a result, many of the same exemptions from reporting requirements available to us as an emerging growth company are also available to us as a smaller reporting company, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, those exemptions may continue to be available to us.

Section 107 of the JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements," which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is reocognized on the date of adoption.  The new standard will be effective starting in the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact of this standard, but we do not believe this guidance will have a material effect on our financial position, results of operations or cash flows.

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

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017
Note payable to Squadron	$20,000	$20,000
Revolving credit facility with Squadron	3,947	3,921
Mortgage payable to affiliate	1,447	1,531
Total debt	25,394	25,452
Less: current maturities	117	113
Long-term debt, net of current maturities	$25,277	$25,339

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

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At September 30, 2018, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2017, the mortgage balance was $1,531 of which current principal due of $113 was included in current portion of long-term debt. At September 30, 2018, the mortgage balance was $1,447 of which current principal due of $117 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $608 and $761 for the three months ended September 30, 2018 and 2017, respectively, and $1,722 and $1,857 for the nine months ended September 30, 2018 and 2017, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $37 and $38 for the three months ended September 30, 2018 and 2017, respectively, and $108 and $111 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, $37 and $37, respectively, was due to CASE.

NOTE 5 - INCOME TAXES

For the three and nine month periods ended September 30, 2018 and 2017, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2018 and December 31, 2017, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2017, we had available federal and state tax loss carryforwards of $70,335 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain. The Section 382 ownership change analysis will be re–evaluated prior to release of the year-ending December 31, 2018 financial statements to account for equity ownership changes that occur during 2018.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017 and through September 30, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2018	176,959	$29.42	2.0
Exercised	(11,533)	29.29
Forfeited or expired	(50,652)	27.61
Outstanding at September 30, 2018	114,774	$30.33	2.1

Options generally include a time-based vesting schedule permitting the options to vest ratably over no years. At September 30, 2018 and December 31, 2017, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine month periods ended September 30, 2018 and 2017, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2018	548,005	0.3
Granted	175,541
Forfeited	(1,335)
Vested	(547,670)
Outstanding at September 30, 2018	174,541	2.4
Restricted stock exercisable at September 30, 2018	—

At September 30, 2018, there was $2,951 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 2.4 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $267 and $354 for the three months ended September 30, 2018 and 2017, respectively, and $2,899 and $1,081 for the nine months ended September 30, 2018 and 2017, respectively. Due to our limited operating history and lack of marketability before the IPO, a discount of 15% was applied when estimating the stock-based compensation expense on restricted stock granted in 2017.

Total stock-based compensation expense is included as a component of general and administrative expenses in our condensed consolidated statement of operations and was $267 and $354 for the three months ended September 30, 2018 and 2017, respectively, and $2,899 and $1,081 for the nine months ended September 30, 2018 and 2017, respectively.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	44,101	$27.03
Forfeited or expired	(25,535)	26.55
Outstanding at September 30, 2018	18,566	$27.69

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At September 30, 2018, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 7 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,865)	$(1,537)	$(9,557)	$(4,087)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	—	(1,484)	—	(4,364)
Net loss attributable to common stockholders - basic and diluted	$(1,865)	$(3,021)	$(9,557)	$(8,451)

Weighted average number of shares - basic and diluted	12,624,858	1,773,385	12,417,972	1,754,576
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(1.70)	$(0.77)	$(4.82)

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

Prior to the completion of our IPO on October 12, 2017, we had authorized 7,000,000 shares of redeemable convertible preferred stock, of which 3,649,475 were outstanding as of September 30, 2017, designated in series, with the rights and preferences of each series determined by the Board of Directors. Upon completion of our IPO, all of our previously outstanding shares of Series A and B Preferred Stock were converted into common stock on a 1:1 conversion ratio. As of September 30, 2018 and December 31, 2017, there are no redeemable convertible preferred shares outstanding. Series A and B preferred stock include rights to participate in dividends and distributions to common stockholders on an if-converted basis, and accordingly are also considered participating securities.  During periods of undistributed losses however, no effect is given to our participating securities since they are not contractually obligated to share in the losses.

We have incurred a net loss for all periods presented, such that diluted net loss per common stock is the same as basic net loss per common stock. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented (shares for the redeemable convertible preferred shares for the nine months ended September 30, 2017 were determined based on the applicable conversion ratio of 1:1):

	As of September 30,
	2018	2017
Redeemable convertible preferred stock - Series A	—	670,000
Redeemable convertible preferred stock - Series B	—	2,979,475
Restricted stock	174,541	704,770
Stock options	114,774	177,763
Warrants	18,566	44,101
	307,881	4,576,109

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and nine months ended September 30, 2018 or 2017. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2018 and December 31, 2017.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2018	2017	2018	2017
U.S.	$12,421	$9,556	$32,532	$26,085
International	3,399	2,819	10,459	7,854
Total	$15,820	$12,375	$42,991	$33,939

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2018	2017	2018	2017
Trauma and deformity	$10,562	$8,730	$29,545	$24,339
Scoliosis	5,027	3,299	12,609	8,652
Sports medicine/other	231	346	837	948
Total	$15,820	$12,375	$42,991	$33,939

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and nine months ended September 30, 2018 and 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 3), we currently use FMI Hansa Medical Products, LLC (“FMI”) and Structure Medical, LLC (“Structure Medical”) as two of our suppliers. Each of these entities is affiliated with Squadron. In 2017, FMI merged with and into Structure Medical. We do not have long-term contracts with either supplier. We made aggregate payments to Structure and FMI of $738 and $757 for the three months ended September 30, 2018 and 2017, respectively, and $3,004 and $1,862 for the nine months ended September 30, 2018 and 2017, respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are involved with various legal actions arising in the ordinary course of our activities. We accrue for those cases where the potential liability is estimable and probable. From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). Although we believe that the K2M lawsuit is without merit and we will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of September 30, 2018, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2018, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 33 independent sales agencies employing more than 130 sales representatives specifically focused on pediatrics, 86 of whom were full-time equivalents devoted to our sales activities. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 38 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand and further expanded to Canada in September 2018. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Emerging Growth Company and Smaller Reporting Company Status

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the financial position, results of operations, and cash flows of OrthoPediatrics Corp (the "Company," “we,” "our" or "us"). We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. We also qualify as a "smaller reporting company," as such term is defined in Rule 12b-2 under the Exchange Act. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company. The JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase (Decrease)%		2018	2017	Increase	%
Net revenue	$15,820	$12,375	$3,445	28%	$42,991	$33,939	$9,052	27%
Cost of revenue	3,843	2,884	959	33%	10,825	8,321	2,504	30%
Sales and marketing expenses	7,150	5,633	1,517	27%	20,005	15,122	4,883	32%
General and administrative expenses	4,877	3,487	1,390	40%	16,393	10,282	6,111	59%
Research and development expenses	1,122	1,127	(5)	—%	3,455	2,482	973	39%
Other expenses	693	781	(88)	(11)%	1,870	1,819	51	3%
Net loss	$(1,865)	$(1,537)	$328	21%	$(9,557)	$(4,087)	$5,470	134%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2018	2017	2018	2017
U.S.	$12,421	$9,556	$32,532	$26,085
International	3,399	2,819	10,459	7,854
Total	$15,820	$12,375	$42,991	$33,939

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2018	2017	2018	2017
Trauma and deformity	$10,562	$8,730	$29,545	$24,339
Scoliosis	5,027	3,299	12,609	8,652
Sports medicine/other	231	346	837	948
Total	$15,820	$12,375	$42,991	$33,939

Net revenue increased $3.4 million, or 28%, from $12.4 million for the three months ended September 30, 2017 to $15.8 million for the three months ended September 30, 2018. The increase was due to trauma and deformity sales growth of $1.8 million, or 21%, primarily driven by sales of our PediNail and PediPlate products and scoliosis sales growth of $1.7 million, or 52%, primarily driven by sales of our RESPONSE and FIREFLY® Pedicle Screw Navigation Guides products, offset by a reduction in sports medicine/other sales of $0.1 million, or 33%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Net revenue increased $9.1 million, or 27%, from $33.9 million for the nine months ended September 30, 2017 to $43.0 million for the nine months ended September 30, 2018. The increase was due to trauma and deformity sales growth of $5.2 million, or 21%, primarily driven by sales of our PediNail, PediLoc, PediFrag and Locking Proximal Femur products, scoliosis sales growth of $4.0 million, or 46%, primarily driven by sales of our RESPONSE, FIREFLY® Pedicle Screw Navigation Guides and BandLoc products, offset by a reduction in sports medicine/other sales of $0.1 million, or 12%. Nearly all the increase in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.0 million, or 33%, from $2.9 million for the three months ended September 30, 2017 to $3.8 million for the three months ended September 30, 2018. The increase was due primarily to increased revenue volume as well as international sales, including sets. Gross margin was 77% for the three months ended September 30, 2017 and 76% for the three months ended September 30, 2018. The decrease was due primarily to a higher percentage of international sales, including sets.

Cost of revenue increased $2.5 million, or 30%, from $8.3 million for the nine months ended September 30, 2017 to $10.8 million for the nine months ended September 30, 2018. The increase was due primarily to increased revenue volume as well as international sales, including sets. Gross margin was 75% for the nine months ended September 30, 2017 and 75% for the nine months ended September 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.5 million, or 27%, from $5.6 million for the three months ended September 30, 2017 to $7.2 million for the three months ended September 30, 2018. Sales and marketing expenses increased $4.9 million, or 32%, from $15.1 million for the nine months ended September 30, 2017 to $20.0 million for the nine months ended September 30, 2018. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, the addition of commission expense for United Kingdom, Australia and New Zealand as well as marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 40%, from $3.5 million for the three months ended September 30, 2017 to $4.9 million for the three months ended September 30, 2018. General and administrative expenses increased $6.1 million, or 59%, from $10.3 million for the nine months ended September 30, 2017 to $16.4 million for the nine months ended September 30, 2018. The increase was due primarily to additional stock compensation expense associated with the accelerated vesting of our restricted stock following our IPO, increased legal expense and the addition of personnel and resources to support the growth of our business. Depreciation and amortization expenses increased $0.1 million, or 16%, from $0.7 million for the three months ended September 30, 2017 to $0.8 million for the three months ended September 30, 2018 and increased $0.4 million, or 21%, for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2017 to $2.1 million for the nine months ended September 30, 2018. The increase was primarily due to increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses remained flat at $1.1 million for the three months ended September 30, 2017 and 2018. Research and development expenses increased $1.0 million, or 39%, from $2.5 million for the nine months endedSeptember 30, 2017 to $3.5 million for the nine months ended September 30, 2018. The increase was driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $0.7 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and other expenses were $1.9 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. Other expenses consist primarily of interest expense on our long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows from operating activities of $12.9 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $112.6 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2018, we had cash and cash equivalents of $24.5 million.

We believe our existing cash and cash equivalents and amounts available under our revolving credit facility cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for more than the next twelve months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(12,855)	$(3,894)
Net cash used in investing activities	(5,506)	(5,286)
Net cash provided by financing activities	242	9,809
Net (decrease) increase in cash and cash equivalents	$(18,119)	$629

Cash Used in Operating Activities

Net cash used in operating activities was $12.9 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $8.4 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the primary driver of working capital cash usage was the increase in inventory of $6.1 million and accounts receivable of $4.1 million.

Cash Used in Investing Activities

Net cash used in investing activities was $5.5 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia and New Zealand, of $5.3 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. We also purchased an additional $0.2 million and $1.3 million in new product licenses during the nine months ended September 30, 2018 and 2017, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $0.2 million and $9.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities consisted primarily of the payment of $84 thousand and $80 thousand in mortgage payments in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, these payments were offset by $0.3 million of proceeds received from the exercise of stock options. During the nine months ended September 30, 2017, these payments were offset by net borrowings of $10.1 million on our revolving credit facility with an affiliate.

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

At September 30, 2018, we had approximately $23.9 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.4 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

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

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 15, 2018. There have been no material changes, other than the adoption of Accounting Standards Codification 606 "Revenue from Contracts with Customers" during the three and nine months ended September 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," we are not required to provide the information required by this item.

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

b. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). Although we believe that the K2M lawsuit is without merit and we will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors — Risks Related to Intellectual Property — Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price” within our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2018. In connection with our status as a “smaller reporting company,” we are including a revised risk factor below, which updates and supersedes the corresponding risk factor relating to certain reduced disclosure requirements discussed in our Annual Report on Form 10-K (under “– Risks Related to Ownership of Our Common Stock”), and should be read in conjunction with the other “Risk Factors” discussed in such Annual Report.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to us could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We may remain an emerging growth company until as late as December 31, 2022, though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (ii) if our gross revenue exceeds $1.07 billion in any fiscal year. “Emerging growth companies” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result, many of the same exemptions from reporting requirements available to us as an emerging growth company are also available to us as a smaller reporting company, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, those exemptions may continue to be available to us. Some investors may find our common stock less attractive because we rely on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ORTHOPEDIATRICS CORP.
October 31, 2018	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

October 31, 2018	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer