Form 10-K
period 2018-12-31
ORTHOPEDIATRICS CORP
filed 2019-03-07
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X] Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer[ ] Non-accelerated filer [X] Small Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $182.2 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018), based upon the closing sale price for the registrant's common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant on June 30, 2018 have been excluded in that such persons may be deemed to be affiliates.

As of March 6, 2019, the registrant had 14,677,200 outstanding shares of common stock, $0.00025 par value per share.

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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on NASDAQ’s Global Market System under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, RESPONSETM Spine, Bandloc and Pediguard and Pediatric Nailing Platform | Femur, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

In December 2018, the Company completed a secondary offering of shares of common stock, in which it sold 1,725,000 shares at an offering price of $27.00 per share raising a total of $43.4 million in net proceeds after deducting underwriting commissions and offering expenses.

Our controlling investor is Squadron Capital ("Squadron"), a family office firm headquartered near Hartford, Connecticut.

All intercompany transactions are eliminated in the consolidated financial statements.

As of December 31, 2018, the Company had consolidated total assets of $112.1 million, consolidated total liabilities of $30.4 million and stockholders’ equity of $81.7 million. As of December 31, 2018, the Company and its subsidiaries had 80 full-time equivalent employees.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website under the Investor Relations tab at www.orthopediatrics.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Those filings are accessible on the SEC’s website at http://www.sec.gov.

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $2.5 billion opportunity globally, including over $1.1 billion in the United States.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market 26 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine procedures. Our products have proprietary features designed to:

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. As of December 31, 2018, our U.S. sales organization consisted of 33 independent sales agencies employing more than 130 sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 75% and 76% of our revenue in 2018 and 2017, respectively. Outside of the United States, our sales organization consisted of 35 independent distributors and five independent sales agencies in 39 countries. In addition, beginning in 2017, we began to supplement the use of distributors with direct sales programs in select international markets where we work through sales agencies that are paid a commission. These new arrangements are expected to generate an increase in revenue and gross margin.

We collaborate with pediatric orthopedic surgeons in developing new surgical systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. Since inception, our average clearance time with the U.S. Food and Drug Administration, or the FDA, has been 93 days, which we believe is less than half of the average approval time for all medical devices over the past five years. This is due in part to the impact of the Pediatric Medical Device Safety and Improvement Act of 2007, which encourages pediatric medical device research and development and aids the FDA in tracking the number and types of medical devices approved specifically for children. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2018, we conducted more than 250 training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $57.6 million for the year ended December 31, 2018, reflecting a growth rate each year of at least 20%. For the years ended December 31, 2018, 2017 and 2016, our revenue was $57.6 million, $45.6 million and $37.3 million, respectively. As of December 31, 2018, our accumulated deficit was $115.1 million.

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

• Children's Bones Are Growing. Children’s bones contain growth plates, or physes, that consist of developing cartilage tissue at the end of the bone, enabling skeletal growth. Bones grow lengthwise from the ends of the growth plates until skeletal maturity is reached and the growth plates close. As this occurs, some bones fuse together, reducing the 270 bones children have at birth to 206 bones by adulthood. Injury to the growth plates, including fracture or surgical trauma, can lead to growth arrest and subsequent deformity.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants and instruments. In 2018, there were more than 1,400 members of POSNA, as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

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

• Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2018, we conducted more than 250 training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

• Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions. Last year, we estimate that our products were used in surgeries for 20,000 children. We currently market 26 surgical systems consisting of more than 5,000 stock keeping units, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries. Since inception, our average clearance time with the FDA has been 93 days, which we believe is less than half of the average approval time for all medical devices over the past five years. This is due in part to the impact of the Pediatric Medical Device Safety and Improvement Act of 2007, which encourages pediatric medical device research and development and aids the FDA in tracking the number and types of medical devices approved specifically for children.

• Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. We believe we are the only orthopedic company with a non-founding former pediatric orthopedic surgeon serving as CMO. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2018, we conducted more than 250 training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

• Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. As of December 31, 2018, our U.S. sales organization consisted of 33 independent sales agencies employing more than 130 sales representatives. Outside of the United States, we work with 35 independent distributors and 5 independent sales agencies in 39 countries, and have begun to supplement the use of distributors with direct sales programs in select international markets. We estimate that 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in only 268 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

• Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis product categories are each led by a vice president, who chairs a business team composed of representatives from research and development, quality and regulatory, operations, sales and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their field.

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

Our Strategy

Our goal is to continue to enhance our leadership in the pediatric orthopedic surgery market and thereby improve the lives of children with orthopedic conditions. To achieve this goal, we have implemented a strategy that has five elements:

• Increase Investment in Consigned Implant and Instrument Sets to Accelerate Revenue Growth. We intend to increase our investment in implant and instrument sets consigned to hospitals in the United States and select international markets to satisfy market demand and accelerate our product sales worldwide. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market efficiently.

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

• Strengthen Our Global Sales and Distribution Infrastructure. We believe there is significant opportunity for us to leverage our exclusive focus on pediatric orthopedic surgery and expand our market penetration and share. We intend to continue investing in our global sales and distribution organization by increasing the number and upgrading the quality of our independent sales agencies and distributors through recruitment, adding clinical and sales training programs. Starting in 2017, we also began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we further expanded our international sales program in Canada. In these markets, we work through sales agencies that are paid a commission, and we consign sets to hospitals, ship replacement products, bill and collect receivables. This is expected to generate an increase in revenue and gross margin. Many experienced sales agencies and distributors have been impacted by ongoing consolidation in the orthopedic industry and, as a result, we believe are eager to adopt new product lines like ours. We believe these continued investments will strengthen our relationships with pediatric orthopedic surgeons, expand our presence in the hospitals where pediatric orthopedic surgery is performed and leverage our proprietary technologies to enhance the field of pediatric orthopedic surgery.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 26 surgical systems that address pediatric trauma and deformity, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity

Our trauma and deformity product line includes more than 1,800 implants and bone fixation devices for the femur, tibia and upper extremities. Our global revenue from this category for the year ended December 31, 2018 was $39.7 million, or 69% of total revenue, which represented growth of 21% over the prior year. Global revenue from this category for the years ended December 31, 2017 and 2016 was $32.8 million and $26.8 million or 72% and 72% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLoc 5.5mm/6.0mm sub-laminar banding system, and FIREFLY® Pedicle Screw Navigation Guides. Our global revenue from this category for the year ended December 31, 2018 was $16.7 million, or 29% of total revenue, which represented growth of 44% over the prior year. Global revenue from this category for the years ended December 31, 2017 and 2016 was $11.6 million and $9.3 million or 25% and 25% of total revenue, respectively.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL and MPFL Reconstruction system. Our global revenue from this category for the year ended December 31, 2018 was $1.2 million, or 2% of total revenue, which represented a reduction of 3% over the prior year. Global revenue from this category for the years ended December 31, 2017 and 2016 was $1.2 million and $1.1 million or 3% and 3% of total revenue, respectively.

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

Bandloc Duo

In the first quarter 2019, we launched Bandloc Duo, the latest enhancement to our Bandloc 5.5/6.mm system. This system allows a pedicle-sparing, band passage technique for treating a wide variety of complex spine pathologies, including scoliosis.

Cannulated Screws

In the second quarter 2019, we will launch a significantly expanded line of cannulated screws with a wide array of sizes, lengths, and thread designs.

PediFoot

By mid-2019 we will launch the first pediatric-specific foot system. PediFoot will treat four of the most comon foot deformities, including clubfoot, flatfoot, cavus foot and hallus valgus.

SCFE

In late 2019, we will launch a system to treat slipped capital femoral ephiphysis. This system will consist of a line of implants and enhanced instrumentation to treat this common injury to the ball of the upper femur.

PNP | Tibia

In late 2019, we will launch the Pediatric Nailing Platform | Tibia, which will utilize the same enhanced instrumentation in the PNP | Femur system, which was introduced in 2018. This system will treat deformities and traumatic injuries of the tibia.

RESPONSETM Neuromuscular

In mid-2019, we will launch the RESPONSETM Neuromuscular system which will provide surgeons with additional implants to our RESPONSETM systems to treat the complex deformities associated with neuromuscular scoliosis.

Small Stature BandLoc System

We are developing a hybrid small stature sub-lamina polyester banding system that will accept either a 4.5mm, 4.75mm or 5.0mm cobalt chrome or titanium rod. The tulip profile will be consistent with the Small Stature RESPONSETM system now under development but with a smaller band. This system is currently being tested with the goal of a 510(k) submission to the FDA by early 2019 and market introduction in 2019.

Osteogenesis Imperfecta Nail System

Brittle bone disease poses a number of challenges for orthopedic surgeons. We are developing a passive growing nail that will maximize rotational stability, addressing the primary deficiency of the product that has historically been used to perform this surgery. This system is currently in late-stage development with the goal of a 510(k) submission to the FDA by early 2019.

Active Growing Implants

We are developing a new generation of adjustable implant systems, which we refer to as our Active Growing Implants. Our Active Growing Implants will utilize a non-magnetic power source of significantly greatly strength and control than the current technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We are developing our Active Growing Implants for the treatment of early onset scoliosis and limb length discrepancies. We believe these products will be a natural complement to our current product offering. While we have an active program underway in the development of these systems, the dates of completion, 510(k) submission to the FDA and market introduction are uncertain at this time.

Spine Tethering

Spine tethering is an emerging procedure in which one side of the spine is secured while the other side is able to continue growing, thus enabling the spine’s curvature to self-correct. This procedure is now being performed using an adult lumbar fixation device. Because the procedure does not fuse the spine, it is reversible and has been used in patients as young as the age of 10. We are pursuing technology that is pediatric-specific and will be combined with purpose-built instruments to facilitate placement. We have an active program underway to develop this technology and instrumentation with the goal of market introduction in 2020. However, the regulatory requirements of this technology are uncertain at this time.

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

Our clinical and regulatory affairs personnel support our product design teams to facilitate regulatory clearances and market registrations. Since inception, our average clearance time with the FDA has been 93 days, which we believe is less than half of the average approval time for all medical devices over the past five years. This is in part due to the impact of the Pediatric Medical Device Safety and Improvement Act of 2007, which encourages pediatric medical device research and development and aids the FDA in tracking the number and types of medical devices approved specifically for children.

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. As of December 31, 2018, our U.S. sales organization consisted of 33 independent sales agencies employing more than 130 sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such agencies represented 75% of our revenue in 2018 and 76% in 2017.

Outside of the United States, our sales organization consisted of 35 independent stocking distributors and five independent sales agencies in 39 countries, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Japan. In 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we began selling direct in Canada. In these markets, we work through sales agencies that are paid a commission. We consign sets to hospitals, ship replacement products, bill and collect receivables. These new arrangements are expected to generate an increase in revenue and gross margin. We plan to continue to make similar transitions in select international markets that we believe would benefit from a sales agency model.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2018, we conducted more than 250 training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. In 2018 and 2017, we sponsored the third and fourth Annual International Children's Spine Symposium, respectively, each of which was held in Orlando, Florida, and we prepared the second and third Annual Pediatric Orthopedic Surgical Techniques Course, respectively, each of which was held at The Medical Education and Research Institute in Memphis, Tennessee. We also sponsor the annual Akron Pediatric Orthopedic Residents Review Course for over 100 residents from hospitals across the Midwest and the first annual PediOrthoWest resident review program that attracted more than 30 residents from hospitals in Northern California. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

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

Additionally, during 2018, we funded the OrthoPediatrics Foundation for Education and Research ("Foundation") as a 501(c)3 public charity. The Foundation is led by the Company's Chief Medical Officer and a board composed of nine eminent pediatric orthopedic educators. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commerical education programs and clinical research.

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

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2018, we owned 12 issued U.S. patents and 14 issued foreign patents and we had 19 pending U.S. patent applications and 16 foreign patent applications. As of December 31, 2018, two of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2035, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2018, we owned eleven U.S. trademark registrations and four pending U.S. trademark applications, as well as 24 registrations in other jurisdictions worldwide.

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

Employees

As of December 31, 2018, we employed 80 full-time employees, 17 of whom were engaged in research and development and 24 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

• withdrawing 510(k) clearances or PMA approvals that have already been granted;

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

Local laws are amended from time to time, and guidance is issued frequently by regulators. Any changes in law and new guidance may impact, and require changes to, our current operations. Additionally, on January 25, 2012, the European Commission published its draft EU General Data Protection Regulation ("GDPR"). On March 12, 2014, the European Parliament formally passed a revised proposal of the Regulation, and the Council of the European Union published its general approach on June 15, 2015. Trilogue discussion between the European Commission, European Parliament and Council of the European Union have concluded and the GDPR came into force May 25, 2018. The Regulation implements significant changes to the EU data protection regime. Unlike the E-Privacy and Data Protection Directives, the Regulation has direct effect in each EU Member State, without the need for further enactment. The Regulation strengthened individuals’ rights and imposed stricter requirements on companies processing personal data, and increases financial penalties for non-compliance.

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

We incurred net losses in all fiscal years since inception. We incurred net losses of $12.0 million, $8.9 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our net loss for the year ended December 31, 2016 included a one-time charge of $2.0 million for costs related to our initial public offering. As a result of ongoing losses, as of December 31, 2018, we had an accumulated deficit of $115.1 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. In addition, our general and administrative expenses have increased following our initial public offering due to the additional costs associated with being a public company. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our loan agreements, cash receipts from sales of our products and net proceeds from our December 2018 secondary offering of common stock will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from our initial public offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

Effective December 31 2017, we entered into a Fourth Amended and Restated Loan and Security agreement (the "Loan Agreement") with Squadron Capital LLC ("Squadron"). Pursuant to the Loan Agreement, we consolidated a majority of the term loan amounts into a $20.0 million term note and reestablished a $15.0 million revolving credit facility.

As of December 31, 2018, we had approximately $19.9 million in outstanding indebtedness under the Loan Agreement. The Loan Agreement restricts our ability to, among other things:

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

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories, as well as certain countries outside the U.S. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted U.S. federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $87.3 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets were fully offset by a valuation allowance as of December 31, 2018 and 2017, and no income tax benefit has been recognized in our consolidated statements of operations. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $49.0 million. This limitation will be increased in the first five years after the ownership change by the amounts of recognized built-in gains as determined under the tax rules, which increase should be approximately $2.3 million in each such year. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. As of December 31, 2018, our sales organization consisted of 35 independent stocking distributors and five independent sales agencies in 39 countries. In 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we began to sell direct in Canada. In these markets, we work through sales agencies that are paid a commission. Our operating results are directly dependent upon the sales and marketing efforts of our independent sales agencies and distributors. If our independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2018, 2017 or 2016, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $37.3 million for the year ended December 31, 2016 to $57.6 million for the year ended December 31, 2018. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in 39 countries outside of the United States. For the years ended December 31, 2018, 2017 and 2016, approximately 24%, 23% and 23% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

We incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and The NASDAQ Global Market, or NASDAQ. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel will devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a public company, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures have been designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on NASDAQ.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act").

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

We also sell our products in international markets, primarily through a network of 35 independent distributors and five independent sales agencies. We sell our products in 39 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales to two of our independent sales agencies accounted for 12.1% and 11.2%, respectively, of our revenue in 2018. Sales to two of our independent sales agencies accounted for 10.1% and 10.1%, respectively, of our revenue in 2017. Sales to two of our independent sales agencies accounted for 10.7% and 10.1%, respectively, of our revenue in 2016. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2018, we owned 12 issued U.S. patents and 14 issued foreign patents and we had 19 pending U.S. patent applications and 16 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2035.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, any additional features we develop for our products or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision in a derivation proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

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

• any of our pending patent applications may issue as patents;

• we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;

• we were the first to make the inventions covered by each of our patents and pending patent applications;

• we were the first to file patent applications for these inventions;

• others will not develop similar or alternative technologies that do not infringe our patents;

• any of our patents will be found to ultimately be valid and enforceable;

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation and administrative proceedings regarding patent rights occur in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, we expect competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid filing rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation and administrative proceedings may increase the risk of business resources and management’s attention being diverted to patent administration and litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents. See “Item 3. — Legal Proceedings.”

Moreover, we may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in U.S. District Court or before the U.S. International Trade Commission. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

• stop making, selling, importing or using products or technologies that allegedly infringe the asserted intellectual property;

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

• redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive or infeasible; and

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Patent protection available in one country may not be available in other countries. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that may be lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

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

We are an “emerging growth company” and a "smaller reporting company" and the reduced disclosure requirements applicable to us could make our common stock less attractive to investors.

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

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have a total of 14,538,202 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. However, the resale of an aggregate of 5,986,054 shares have been restricted until March 8, 2019, as a result of lock-up agreements executed by our directors, certain of our executive officers and certain other shareholders in conjunction with our December 2018 secondary offering. The underwriters who are party to the lock-up agreements may, however, in their sole discretion, permit the stockholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up period. In addition, holders of an aggregate of approximately 5,382,619 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

If there is no viable public market for our common stock, you may be unable to sell your shares.

Although our common stock is listed on NASDAQ, an active trading market for our shares may not be sustained. You may be unable to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

Based on the beneficial ownership of our common stock as of December 31, 2018, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 45.3% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, Squadron currently has the right to designate four members of our board of directors.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If no securities or industry analysts maintain coverage of the company, the price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of the company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and occupy approximately 22,000 square feet of office space in Warsaw, Indiana, following an expansion of our existing warehouse facilities in 2018. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case No. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. To date, PTAB has not rendered a decision concerning the subject IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019, PTAB declined to initiate IPR Case Nos. IPR2018-01546 and IPR2018-01547, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors — Risks Related to Intellectual Property — Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price.”

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

Name	Age	Position
Executive Officers
Mark C. Throdahl	67	President, Chief Executive Officer and Director
Fred L. Hite	51	Chief Financial Officer and Director
David R. Bailey	39	Executive Vice President
Gregory A. Odle	49	Executive Vice President
Daniel J. Gerritzen	49	General Counsel and Secretary

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been listed on the NASDAQ Global Market under the symbol "KIDS" since October 12, 2017. Prior to that date, there was no established public trading market for our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We have no present intention to pay dividends in the foreseeable future, but rather intend to retain all of our consolidated earnings to finance future growth. Any future determination to pay dividends will be made at the discretion of our Board of Directors. See the “CAPITAL” section of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 9 of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for a discussion regarding dividend restrictions.

HOLDERS OF RECORD

At the close of business on March 6, 2019, the number of shares outstanding was 14,677,200. There were 216 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2018.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any unregistered securities since our October 12, 2017 initial public offering.

USE OF PROCEEDS

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-212076) relating to our initial public offering of our common stock, or our IPO, was declared effective by the SEC. Pursuant to our IPO, we issued and sold 4.6 million shares of common stock at a public offering price of $13.00 per share for aggregate gross proceeds of $59.8 million. We received approximately $46.9 million in net proceeds after deducting $4.2 million of underwriting discounts and commissions, paying approximately $2.7 million of offering costs and paying approximately $6.0 million of Series B dividends.

As of December 31, 2018, the majority of the net proceeds have been used primarily to purchase implant and instrument sets for consignment to our customers, to fund research and development activities, to expand our sales and marketing programs and for working capital and other general corporate purposes. There has been no material change in the planned use of the remaining net proceeds from our IPO as described in our final prospectus filed with the SEC, on October 12, 2017, pursuant to Rule 424(b)(4) under the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	296,177	$24.85	1,108,999
Total	296,177	$24.85	1,108,999

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements.

(In Thousands, Except Share Data)	2018	2017	2016	2015
Operations
Net revenue	$57,559	$45,620	$37,298	$31,004
Cost of revenue	14,879	11,170	10,931	9,367
Gross profit	42,680	34,450	26,367	21,637
Operating loss (1) (3)	(9,553)	(6,472)	(6,127)	(6,592)
Total other expenses	2,472	2,460	445	1,261
Net loss from continuing operations (1) (3)	(12,025)	(8,932)	(6,572)	(7,853)
Loss (gain) from discontinued operations	—	—	—	38
Net loss (1) (3)	(12,025)	(8,932)	(6,572)	(7,891)
Adjusted EBITDA (4)	$518	$(58)	$(995)	$(3,547)
Per Share Data
Net loss per share attributable to common stockholders - basic and diluted (2)	$(0.96)	$(5.86)	$(7.14)	$(7.27)
Balance Sheet Data
Total assets	$112,105	$82,301	$30,676	$30,691
Total liabilities	30,373	34,806	24,682	19,376
Redeemable convertible preferred stock	—	—	71,303	65,427
Total stockholders' equity (deficit)	81,732	47,495	(65,309)	(54,112)
(1) The 2018 and 2017 results include $1,986 and $2,049 noncash accelerated restricted stock expense related to our October 2017 IPO.

(2) The 2017 Net Loss per share attributable to common stockholders - basic and diluted includes the impact of the $16,000 Series A preference payment paid in common stock partially offset by the impact of the $5,965 forfeiture of 50% of the Series B accumulated dividends related to our October 2017 IPO.

(3) The 2016 results includes $1,969 of expenses related to our aborted IPO.

(4) EBITDA is a non-GAAP financial measure which consists of net loss attributable to OrthoPediatrics Corp. before interest, other expense (income) and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back stock-based compensation expense, accelerated vesting of restricted stock upon our IPO, public company costs and initial public offering costs. Adjusted EBITDA is presented because we believe it is a useful indicator of our operating performance. Management uses the measure as a measure of the Company's operating performance and for planning purposes, including financial projections. We believe this measure is useful to investors as supplemental information because it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We believe Adjusted EBITDA is useful to its management and investors as a measure of comparative operating performance from period to period. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, net income or loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed to imply that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, the measure is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect certain cash requirements such as debt service requirements, capital expenditures and other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and other potential cash requirements. In evaluating Adjusted EBITDA, you should be aware that in the future the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that its future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on the Company’s GAAP results in addition to using Adjusted EBITDA on a supplemental basis. Our definition of this measure is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The schedule below contains a reconciliation of Adjusted EBITDA to Net Loss.

(In Thousands, Except Share Data)	2018	2017	2016	2015
Net Loss	$(12,025)	$(8,932)	$(6,572)	$(7,891)
Interest expense (income), net	2,255	2,490	1,476	1,230
Other expense (income)	217	(30)	(1,031)	31
Depreciation and amortization	2,892	2,405	1,902	1,854
Stock-based compensation	1,199	1,429	1,251	1,229
Accelerated vesting of restricted stock upon our IPO	1,986	2,049	—	—
Public company costs	1,365	531	—	—
Initial public offering costs	—	—	1,979	—
Non-recurring professional services fees	2,629	531	—	—
Adjusted EBITDA	$518	$(58)	$(995)	$(3,547)

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

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $2.5 billion opportunity globally, including over $1.1 billion in the United States.

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

We currently market 26 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 33 independent sales agencies employing more than 130 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 39 countries through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we further expanded to sell direct in Canada. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2018, 2017 and 2016, international sales accounted for approximately 24%, 23% and 23% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $57.6 million for the year ended December 31, 2018, reflecting a growth rate each year of at least 20%. For the years ended December 31, 2018, 2017 and 2016, our revenue was $57.6 million, $45.6 million and $37.3 million, respectively, and our net loss was $12.0 million, $8.9 million and $6.6 million, respectively. Our net loss for the year ended December 31, 2018 and 2017, included $2.0 million and $2.0 million, respectively, of non-cash accelerated vesting of restricted stock compensation expense related to our October 2017 IPO. Our net loss for the year ended December 31, 2016 included a one-time charge of $2.0 million for costs related to our planned initial public offering.

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

In the case of our international sales made directly through sales agencies in the United Kingdom, Ireland, Australia, New Zealand and Canada, our sales model is similar to that for United States sales. We consign sets to hospitals, ship replacement products, bill and collect receivables. Our revenue recognition is also similar, with revenue being recognized when our products are used by the hospital for surgeries on a case by case basis.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $2.8 million, $1.9 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business. In addition, we expect to incur increased expenses as a result of being a public company. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Initial Public Offering Costs

During the year ended December 31, 2016, we incurred approximately $2.0 million of expenses associated with our initially filed registration statement on Form S-1. Our planned initial public offering was postponed for a period in excess of 90 days and, as a result, it was deemed an abandoned offering. During the year ended December 31, 2017, we incurred $1.8 million of additional costs, primarily consisting of legal, accounting and other direct fees and costs related to our initial public offering, or our IPO. These costs were initially deferred and capitalized and then reclassified to stockholders’ equity at the conclusion of our IPO on October 12, 2017. In October 2017, we also recorded $2.0 million non-cash restricted stock expense related to the accelerated vesting associated with our IPO.

In December 2018, we completed a secondary offering and incurred $0.4 million of costs primarily consisting of legal, accounting and other direct fees and costs. These costs were initially deferred and capitalized and then reclassified to stockholders' equity at the conclusion of our secondary offering on December 11, 2018. During the first four months of 2018, we also recorded an additional $2.0 million non-cash restricted stock expense related to the accelerated vesting associated with our IPO.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017:

(in thousands, except percentages)	2018	2017	Increase (Decrease)	% Increase (Decrease)
Net revenue	$57,559	$45,620	$11,939	26%
Cost of revenue	14,879	11,170	3,709	33%
Sales and marketing expenses	26,563	20,527	6,036	29%
General and administrative expenses	20,938	16,972	3,966	23%
Research and development expenses	4,732	3,423	1,309	38%
Other expenses	2,472	2,460	12	—%
Net loss from continuing operations	$(12,025)	$(8,932)	$(3,093)	35%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2018 and 2017:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2018	% of revenue	2017	% of revenue
U.S.	$43,461	76%	$34,909	77%
International	14,098	24%	10,711	23%
Total	$57,559	100%	$45,620	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2018	% of revenue	2017	% of revenue
Trauma and deformity	$39,695	69%	$32,801	72%
Scoliosis	16,662	29%	11,585	25%
Sports medicine/other	1,202	2%	1,234	3%
Total	$57,559	100%	$45,620	100%

Revenue increased $11.9 million, or 26%, from $45.6 million for the year ended December 31, 2017 to $57.6 million for the year ended December 31, 2018. The increase was due primarily to trauma and deformity sales growth of $6.9 million, or 21%, primarily driven by sales of our PediNail and PediFrag products, and scoliosis sales growth of $5.1 million, or 44%, primarily driven by sales of our RESPONSETM and other licensed products. Nearly all of the increase in each of the trauma and deformity and scoliosis categories was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $14.9 million and $11.2 million for the years ended December 31, 2018 and 2017, respectively. Gross margin was 74% for the year ended December 31, 2018 and 76% for the year ended December 31, 2017. The decrease in gross margin was due primarily to an increase in cost of goods sold related to an increase in international and distributed product sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.0 million, or 29.4%, from $20.5 million for the year ended December 31, 2017 to $26.6 million for the year ended December 31, 2018. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 23%, from $17.0 million for the year ended December 31, 2017 to $20.9 million for the year ended December 31, 2018. The increase was due primarily to the addition of personnel and resources to support the growth of our business, additional public company costs, and additional non-recurring legal fees. Depreciation and amortization expenses increased $0.5 million, or 20%, from $2.4 million for the year ended December 31, 2017 to $2.9 million for the year ended December 31, 2018. The increase was primarily due to increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses increased $1.3 million, or 38%, from $3.4 million for the year ended December 31, 2017 to $4.7 million for the year ended December 31, 2018. The increase was due to the addition of personnel to support our product pipeline and the growth of our business.

Other Expenses

Other expenses were $2.5 million for each of the years ended December 31, 2018 and 2017. The expense in both of these periods consisted primarily of interest expense on long-term debt.

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets for the our results of operations for the years ended December 31, 2017 and 2016:

(in thousands, except percentages)	2017	2016	Increase (Decrease)	% Increase (Decrease)
Net revenue	$45,620	$37,298	$8,322	22%
Cost of revenue	11,170	10,931	239	2%
Sales and marketing expenses	20,527	16,661	3,866	23%
General and administrative expenses	16,972	11,631	5,341	46%
Initial public offering costs	—	1,979	(1,979)	(100)%
Research and development expenses	3,423	2,223	1,200	54%
Other expenses	2,460	445	2,015	453%
Net loss from continuing operations	$(8,932)	$(6,572)	$(2,360)	36%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2017 and 2016:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2017	% of revenue	2016	% of revenue
U.S.	$34,909	77%	$28,839	77%
International	10,711	23%	8,459	23%
Total	$45,620	100%	$37,298	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2017	% of revenue	2016	% of revenue
Trauma and deformity	$32,801	72%	$26,844	73%
Scoliosis	11,585	25%	9,349	25%
Sports medicine/other	1,234	3%	1,105	3%
Total	$45,620	100%	$37,298	100%

Revenue increased $8.3 million, or 22%, from $37.3 million for the year ended December 31, 2016 to $45.6 million for the year ended December 31, 2017. The increase was due primarily to trauma and deformity sales growth of $6.0 million, or 22%, primarily driven by sales of our PediPlate product, scoliosis sales growth of $2.2 million, or 24%, primarily driven by sales of our RESPONSETM and Bandloc products, and sports medicine/other sales growth of $0.1 million, or 12%. Nearly all of the increase was due to the increase in unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $11.2 million and $10.9 million for the years ended December 31, 2017 and 2016, respectively. Gross margin was 76% for the year ended December 31, 2017 and 71% for the year ended December 31, 2016. The increase in gross margin was due primarily to increased sales and greater cost controls.

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

Other Expenses

Other expenses were $2.5 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. In June 2016, we recognized $0.9 million of income related to the expiration of a research and development fee obligation for our first generation RESPONSETM spine system. The remaining expense in both of these periods consisted primarily of interest expense on long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $15.6 million, $7.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $115.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2018 we had cash and cash equivalents of $60.7 million.

We believe our existing cash and cash equivalents, amounts available under the Loan Agreement, cash receipts from sales of our products and net proceeds from our December 2018 secondary offering will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Nonetheless, from time to time, we may seek additional financing sources to meet our working capital requirements, make continued research and development investments and make capital expenditures needed for us to maintain and grow our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(15,583)	$(7,217)	$(1,119)
Net cash used in investing activities	(5,965)	(6,544)	(4,754)
Net cash provided by financing activities	39,657	54,734	3,604
Net increase (decrease) in cash and cash equivalents	$18,109	$40,973	$(2,269)

Cash Used in Operating Activities

Net cash used in operating activities was $15.6 million, $7.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash provided by (used for) working capital was $(9.6) million, $(4.2) million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, we increased warehouse inventory by $5.7 million as we deployed additional inventory following our IPO and accounts receivable increased by $3.8 million as our sales increased. During 2017, the primary driver of working capital cash use was a $4.3 million increase in warehouse inventory. During 2016, we increased warehouse inventory by $1.0 million and decreased other working capital by $4.2 million as we refocused on cash preservation. We had a net loss of $12.0 million, $8.9 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, which drove a difference in the use of operating cash between the periods. Our net loss for the year ended December 31, 2016 included a one-time charge of $2.0 million for costs related to the delay of our initial public offering. Our net loss for the years ended December 31, 2018 and 2017 each included a $2.0 million non-cash expense associated with the accelerated vesting of our restricted stock related to our IPO.

Cash Used in Investing Activities

Net cash used in investing activities was $6.0 million, $6.5 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States and select international markets, of $5.2 million, $5.2 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018 and 2017, we purchased an additional $0.2 million and $1.3 million in new product licenses, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $39.7 million, $54.7 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash provided by financing activities in 2018 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $43.4 million offset by a $4.0 million payment on our revolving credit facility. Net cash provided by financing activities during 2017 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $53.8 million and proceeds from the issuance of debt of $8.0 million, which was partially offset by payments of preferred stock dividends of $6.0 million and shares surrendered by employees to pay taxes on restricted stock of $1.0 million. Net cash provided by financing activities during 2016 consisted primarily of proceeds of $4.5 million  from the issuance of debt to an affiliate, offset by the payment of $0.8 million of deferred costs related to the delay of our initial public offering and $0.1 million in mortgage payments.

Indebtedness

Loan Agreement

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Squadron Capital LLC (the "Lender"). Under the terms of the Loan Agreement, the Lender has provided to us a term loan in the principal amount of $20.0 million and a revolving loan in an aggregate principal amount that will not exceed $15.0 million. Interest on the term loan and revolving loan accrues at the lesser of (a) three month LIBOR plus 8.61%, and (b) 10.0% (the "Applicable Rate") and is payable monthly by us. The Loan Agreement expires in January 2023.

The Loan Agreement amended and restated the Third Amended and Restated Loan and Security Agreement between the Lender and us, dated April 26, 2017, the Amended and Restated Term Note A, dated April 26, 2017 and the Term Note B, dated as of April 26, 2017, by (a) consolidating the prior term note amounts into the $20.0 million term note and establishing the $15.0 million revolving loan, (b) changing the term loan interest rate to the Applicable Rate (compared to the previous rates of 10.0% and 11.0% for the Term Note A and Term Note B, respectively) and establishing the Applicable Rate as the interest rate for the revolving loan, and (c) extending the loan period through January 31, 2023, except as accelerated pursuant to the Loan Agreement (compared to the previous maturity of May 31, 2019).

The largest principal amount outstanding under the Loan Agreement (or its predecessor agreement) at any time since December 2017 was $25.3 million. As of December 31, 2018, we had approximately $20 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.4 million and $1.5 million as of December 31, 2018 and 2017, respectively.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this annual report, we believe the following accounting policies are most critical to understanding and evaluating our reported financial results.

Revenue Recognition

In the United States and in five international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer.

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

We have invoiced international sales to distributors that have not been recognized as revenue totaling $0.3 million and $1.7 million as of December 31, 2018 and 2017, respectively. Associated cost of revenue, which is reported as inventory held by distributors on the consolidated balance sheets until the related revenue is recognized, was $0.2 million and $1.0 million as of December 31, 2018 and 2017, respectively.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventory, which consists of implants and instruments included in deployed sets in the field or held in our warehouse, is considered finished goods and is purchased from third parties.

We evaluate the carrying value of our inventory in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the products. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory.

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

Stock-based Compensation

We recognize compensation costs related to restricted stock granted to employees based on the estimated fair value of the awards on the date of the grant amortized over the restriction period. Forfeitures are recorded upon forfeiture date.

Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our restricted stock and stock option awards were estimated on each grant date by management and approved by the board of directors. In order to determine the fair value of our common stock underlying such grants, we consider multiple inputs to value our common stock, including the value of equity, enterprise value and key price points in our capital structure. Given the absence of a public trading market for our common stock at that time, we exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including the preferences and dividends of our redeemable convertible preferred stock relative to those of our common stock; our operating results and financial conditions, including our level of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions and the lack of marketability of our common stock.

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

We recorded total stock-based compensation expenses of $3.2 million, $3.5 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In October 2017, we recorded a $2.0 million non-cash restricted stock compensation expense related to the accelerated vesting of our restricted stock compensation expense in conjunction with our IPO. During the first four months of 2018, we recorded an additional $2.0 million non-cash restricted stock expense related to the accelerated vesting of our restricted stock following our IPO. We expect to continue to grant restricted stock and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expenses in future periods may increase.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total debt	$21,418	$118	$393	$20,296	$611
Minimum royalty payments	$4,000	$500	$1,500	$1,000	$1,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Net Operating Losses

As of December 31, 2018, we had federal and state tax net operating loss carryforwards, or NOLs, of approximately $87.3 million, which begin to expire in 2028 unless utilized. The deferred tax assets were fully offset by a valuation allowance as of December 31, 2018 and 2017, and no income tax benefit has been recognized in our consolidated statements of operations.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, annual use of our pre-change NOLs may be limited in the post-change period in the event that an ‘‘ownership change’’ occurs, which is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $49.0 million. This limitation will be increased in the first five years after the ownership change by the amounts of recognized built-in gains as determined under the tax rules, which increase should be approximately $2.3 million in each such year. An additional Section 382 ownership change was deemed to have occurred followiong our secondary offering in December 2018 resulting in a limitation of approximately $9.7 million per year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash balances as of December 31, 2018 and 2017 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro and the Australian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by an immaterial amount for the years ended December 31, 2018, 2017 and 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OrthoPediatrics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 7, 2019

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share information)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash	$60,691	$42,582
Accounts receivable - trade, less allowance for doubtful accounts of $134 and $143, respectively	8,999	5,603
Inventories, net	25,541	19,498
Inventories held by international distributors, net	167	1,047
Notes receivable	502	—
Prepaid expenses and other current assets	1,256	831
Total current assets	97,156	69,561
Property and equipment, net	12,768	10,391
Other assets:
Amortizable intangible assets, net	1,921	2,089
Other intangible assets	260	260
Total other assets	2,181	2,349
Total assets	$112,105	$82,301
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$3,971	$5,495
Accrued compensation and benefits	3,552	2,905
Current portion of long-term debt with affiliate	118	113
Other current liabilities	1,576	954
Total current liabilities	9,217	9,467
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,156	21,418
Revolving credit facility with affiliate	—	3,921
Total long-term liabilities	21,156	25,339
Total liabilities	30,373	34,806
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized at December 31, 2018 and 2017, respectively; 14,538,202 shares and 12,621,781 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	2
Additional paid-in capital	197,442	150,424
Accumulated deficit	(115,091)	(103,066)
Accumulated other comprehensive (loss) income	(623)	135
Total stockholders' equity	81,732	47,495
Total liabilities and stockholders' equity	$112,105	$82,301

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share information)

	Year Ended December 31,
	2018	2017	2016

Net revenue	$57,559	$45,620	$37,298
Cost of revenue	14,879	11,170	10,931
Gross profit	42,680	34,450	26,367
Operating expenses:
Sales and marketing	26,563	20,527	16,661
General and administrative	20,938	16,972	11,631
Initial public offering costs	—	—	1,979
Research and development	4,732	3,423	2,223
Total operating expenses	52,233	40,922	32,494
Operating loss	(9,553)	(6,472)	(6,127)
Other expenses:
Interest expense	2,255	2,490	1,476
Other expense (income)	217	(30)	(1,031)
Total other expenses	2,472	2,460	445
Net loss from continuing operations	(12,025)	(8,932)	(6,572)
Net loss	$(12,025)	$(8,932)	$(6,572)
Net loss attributable to common stockholders	$(12,025)	$(23,530)	$(12,448)
Weighted average common shares - basic and diluted	12,567,387	4,017,330	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(0.96)	$(5.86)	$(7.14)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(12,025)	$(8,932)	$(6,572)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(758)	135	—
Other comprehensive (loss) income	(758)	135	—
Comprehensive loss	$(12,783)	$(8,797)	$(6,572)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value
Balance at January 1, 2016	1,000,000	$21,654	4,446,978	$43,773	2,338,010	$1	$17,449	$(71,562)	$—	$(54,112)
Net loss	—	—	—	—	—	—	—	(6,572)	—	(6,572)
Accretion of redeemable preferred stock to redemption value	—	1,785	—	4,091	—	—	(5,876)	—	—	(5,876)
Restricted stock	—	—	—	—	83,589	—	1,251	—	—	1,251
Balance at December 31, 2016	1,000,000	23,439	4,446,978	47,864	2,421,599	1	12,824	(78,134)	—	(65,309)
Net loss	—	—	—	—	—	—	—	(8,932)	—	(8,932)
Accretion of redeemable preferred stock to redemption value	—	1,500	—	3,063	—	—	(4,563)	—	—	(4,563)
Restricted stock	—	—	—	—	108,468	—	3,478	—	—	3,478
Shares surrendered by employees to pay taxes on restricted stock	—	—	—	—	(76,146)	—	(990)	—	—	(990)
Conversion of redeemable preferred shares to common stock upon IPO	(1,000,000)	(16,000)	(4,446,978)	(39,000)	3,649,475	1	54,996	—	—	54,997
Conversion of Series A redeemable preferred stock dividends to common stock upon IPO	—	(8,939)	—	—	687,616	—	8,939	—	—	8,939
Payment of Series B redeemable preferred stock dividends and reversal of 50% accrued dividends upon IPO	—	—	—	(11,927)	—	—	5,965	—	—	5,965
Series A redeemable preferred stock liquidation preference payment	—	—	—	—	1,230,769	—	16,000	(16,000)	—	—
Issuance of common stock, net of issuance cost	—	—	—	—	4,600,000	—	53,775	—	—	53,775
Other comprehensive income	—	—	—	—	—	—	—	—	135	135
Balance at December 31, 2017	—	—	—	—	12,621,781	2	150,424	(103,066)	135	47,495
Net loss	—	—	—	—	—	—	—	(12,025)	—	(12,025)
Issuance of common stock, net of issuance cost	—	—	—	—	1,725,000	1	43,423	—	—	43,424
Restricted stock	—	—	—	—	177,208	1	3,185	—	—	3,186
Stock option exercise	—	—	—	—	14,213	—	410	—	—	410
Other comprehensive loss	—	—	—	—	—	—	—	—	(758)	(758)
Balance at December 31, 2018	—	—	—	—	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net loss	$(12,025)	$(8,932)	$(6,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,892	2,405	1,902
Stock-based compensation	3,185	3,478	1,251
Research and development fee obligation	—	—	(889)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(3,801)	(1,505)	(280)
Inventories	(5,681)	(4,287)	(1,029)
Inventories held by international distributors	880	(123)	1,918
Prepaid expenses and other current assets	(425)	(598)	(11)
Accounts payable - trade	(1,524)	1,952	1,544
Accrued expenses and other liabilities	947	258	1,675
Research and development fee obligation	—	—	(628)
Other	(31)	135	—
Net cash used in operating activities	(15,583)	(7,217)	(1,119)
INVESTING ACTIVITIES
Purchase of notes receivable	(502)	—	—
Purchases of licenses	(210)	(1,337)	(406)
Purchases of property and equipment	(5,253)	(5,207)	(4,348)
Net cash used in investing activities	(5,965)	(6,544)	(4,754)
FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	7,992	4,500
Payment of revolving credit facility with affiliate	(4,065)	—	—
Proceeds from issuance of common stock, net of issuance costs	43,425	53,775	—
Payment of preferred stock dividends	—	(5,965)	—
Proceeds from exercise of stock options	410	—	—
Shares surrendered by employees to pay taxes on restricted shares	—	(990)	—
Payments on mortgage notes	(113)	(78)	(102)
Payments of deferred offering costs	—	—	(794)
Net cash provided by financing activities	39,657	54,734	3,604
NET INCREASE (DECREASE) IN CASH	18,109	40,973	(2,269)
Cash, beginning of year	42,582	1,609	3,878
Cash, end of period	$60,691	$42,582	$1,609
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,255	$2,490	$1,476
Accretion of redeemable convertible preferred stock	$—	$4,563	$5,876
Transfer of instruments from property and equipment to inventory	$362	$1,249	$1,225

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018 and 2017 and for the three years in the period ended
December 31, 2018
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware Corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, Bandloc, Pediguard and Pediatric Nailing Platform | Femur, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. In September 2018, we further expanded operations in Canada selling direct to local hospitals.

Our controlling investor is Squadron Capital (“Squadron”), a family office firm headquartered near Hartford, Connecticut.

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

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $115,091 and $103,066 as of December 31, 2018 and 2017, respectively. Our note payable and revolving credit facility with Squadron was due to mature and our redeemable convertible preferred stock was due to become redeemable in May 2017. Accordingly, in April 2017, we entered into an amended loan agreement with Squadron providing an additional $16,000 of availability and extending the maturity date of the note payable, revolving credit facility and redeemable convertible preferred stock to May 31, 2019 with an automatic one year extension to May 31, 2020 if we meet certain revenue goals. Effective December 31, 2017, we entered into another amended loan agreement with Squadron to consolidate a majority of our term note into a $20,000 term loan, reestablished a $15,000 revolver, reduced the interest rate and extended the loan period through January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. During the year ended December 31, 2017, we borrowed $10,333 under our revolving credit facility, repaid $2,133 and transferred $4,100 to Term Loan A. During 2018, we did not borrow any additional amounts and repaid $4,100 of principal. We believe that our cash balance at December 31, 2018, expected cash flows from operations for the next twelve months subsequent to the issuance of the consolidated financial statements and the availability under the revolving credit facility are sufficient to enable us to maintain current and essential planned operations for the next twelve months subsequent to the issuance of the consolidated financial statements. Our ability to fund planned operations internally beyond that date may be substantially dependent upon our ability to obtain sufficient funding at acceptable terms.

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

On December 11, 2018, we completed a secondary offering of our common stock, in which we issued and sold 1.725 million shares of common stock at a public offering price of $27.00 per share for aggregate gross proceeds of $46,575. We received approximately $43,423 in net proceeds after deducting $2,800 of underwriting discounts and commissions and paying approximately $360 in offering costs.

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

Revenue from Contracts with Customers

The Company adopted ASC 606, "Revenue From Contracts with Customers (ASC 606)", on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of

ASC 606 did not have any impact on the Company's consolidated historical financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of "ASC 605, Revenue Recognition (ASC 605)." In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customers, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts. Sales to two of our independent sales agencies accounted for 12.1% and 11.2% of our revenue in 2018. Sales to two of our independent sales agencies accounted for 12.1% and 11.2% of our revenue in 2017, respectively. Sales to two of our independent sales agencies accounted for 10.1% and 10.1% of our revenue in 2016, respectively.

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, we have concluded that collectability is not reasonably assured at the time of delivery for certain customers who have not evidenced a consistent pattern of timely payment. Accordingly, we do not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility has not been deemed probable based on the customer's history and ability to pay, but rather when cash has been received. Until such payment, cost of revenue is recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our consolidated balance sheets.

For international independent stocking distributors for whom we have determined collectibility is probable, based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.

In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand and in Canada in September 2018, permitting us to sell under an agency model direct to local hospitals in these countries. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

At December 31, 2018 and 2017, we have invoiced international sales to distributors that have not been recognized as revenue totaling $280 and $1,654, respectively. Associated cost of revenue, which is reported as inventory held by international distributors on our consolidated balance sheets, was $167 and $1,047 at December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

We maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. To date, we have not experienced any loss in such accounts. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents. The carrying amounts reported in the balance sheets for cash are valued at cost, which approximates fair value.

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

Charges for excess and obsolete inventory are included in cost of revenue and were $504, $344 and $219 for the years ended December 31, 2018, 2017 and 2016, respectively.

Costs Related to the Initial Public Offering

We expensed $1,979 of costs associated with our registration statement on Form S-1 filed during the year ended December 31, 2016. Our planned initial public offering was postponed for a period in excess of 90 days and, as a result, it was deemed an aborted offering in accordance with Staff Accounting Bulletin Topic 5A. These costs are included in operating expenses in the statements of operations for the year ended December 31, 2016.

At the time of the IPO, $1,840 of additional costs, primarily consisting of legal, accounting and other direct fees and costs related to the IPO incurred during 2017 and were initially deferred and capitalized and then reclassified to stockholders’ equity at the conclusion of our IPO on October 12, 2017. Additionally, $1,986 and $2,049 of additional non-cash expense related to the accelerated vesting of restricted stock was included in general and administrative expenses in 2018 and 2017, respectively.

Costs Related to the Secondary Offering

On December 11, 2018, we completed a secondary offering of our common stock. Offering expenses in the amount of $357, primarily consisting of legal, accounting and other direct fees and costs related to the offering, were initially deferred and capitalized and then reclassified to stockholders' equity at the conclusion of our secondary offering on December 11, 2018.

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

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $513, $336 and $320, for the years ended December 31, 2018, 2017 and 2016, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $2,148, $1,783 and $1,502, for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Revenue

Cost of revenue consists primarily of products purchased from third-party suppliers, excess and obsolete inventory adjustments, inbound freight, and royalties. Our implants and instruments are manufactured to our specifications by third-party suppliers who meet our manufacturer qualifications standards. Our third-party manufacturers are required to meet Food and Drug Administration (the “FDA”), International Organization for Standardization and other country-specific quality standards. The majority of our implants and instruments are produced in the United States.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $978, $1,128 and $920 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Research and development costs were $4,732, $3,423 and $2,223 for the years ended December 31, 2018, 2017 and 2016, respectively.

In 2016, we also had a research and development fee obligation to a third-party for its assistance in the development of our first generation spine system and our locking cannulated blade and locking proximal femur hip systems. The research and development fee expired during the year ended December 31, 2016. At the conclusion of the contract, we paid $341 and the remaining balance of $889 was recognized in other income in the statement of operations.

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

We record the fair value of restricted stock at the grant date. Stock-based compensation is recognized ratably over the requisite service period, which is generally the restriction period for restricted stock.

In determining the fair value of our common stock at the grant date for awards issued prior to our IPO, which is the basis for the fair value of stock based awards, we use the market approach, which is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. In using the market approach, we consider both the guideline public company method and the precedent transaction method. Given the absence of a public trading market for our common stock at that time, we exercise reasonable judgment and consider a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including: the preferences and dividends of our redeemable convertible preferred stock relative to those of our common stock; our operating results and financial conditions, including our level of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. Prior to our IPO, for restricted stock awards we applied a discount for lack of marketability to the fair value of common shares due to estimate the impact of valuing a minority interest in our Company as a closely held, non-public company with no liquid market for its shares.

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

“Emerging Growth Company” Reporting Requirements

We qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard on January 1, 2019.

The new standard requires lessees to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (previously referred to as capital leases) were recognized in the balance sheet. In addition, the definition of a lease has been revised which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used is a lease, whereas the previous definition focuses on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgments of an entity’s accounting for leases and the related cash flows are expanded. Disclosure requirements apply to both lessees and lessors, whereas previous disclosures related only to lessees. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Lessor accounting is also largely unchanged.

The new standard provides a number of transition practical expedients, which the Company has elected, including:

•a "package of three" expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases, and

•an implementation expedient which allows the requirements of the standard in the period of adoption with no restatement of prior periods.

The Company has assessed the lease standard and executed a detailed implementation plan in preparation for adoption, which included the following key activities:

•Developed a complete lease inventory and abstracted the required data attributes as applicable in a manner that supports the Company's lease portfolio.

•Evaluated the transition practical expedients available under the standard.

•Identified, assessed and documented technical accounting issues, policy considerations and financial reporting implications.

•Identified and implemented changes to processes and controls to ensure all impacts of the new standard are effectively addressed.

The adoption of the new standard is not expected to result in material right of use asset or lease obligation for operating leases recorded in the Company's consolidated balance sheets on January 1, 2019, primarily due to the lack of existing lease contracts, or other contracts that meet the standard for consideration as a lease under the definitions discussed above. The Company has limited operating leases for office equipment maintained at its headquarters, but does lease any real estate or office space.

The impact of adopting the new standard on retained earnings as of January 1, 2019 is expected to be immaterial.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – a Consensus of the FASB’s Emerging Issues Task Force” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. This new guidance was effective for us on January 1, 2018 and did not have a material effect on our consolidated financial position, results of operations and cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Land	$1,435	$1,435
Building and building improvements	1,053	1,053
Computer equipment and software	1,558	970
Office and other equipment	614	614
Instruments	14,266	10,666
Sample inventory	1,859	1,619
Construction in progress	1,850	1,977
	22,635	18,334
Less: accumulated depreciation	(9,867)	(7,943)
Total property and equipment, net	$12,768	$10,391

Depreciation expense is included in general and administrative expenses and was $2,514, $2,159 and $1,867 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 4 - INTANGIBLE ASSETS

As of December 31, 2018, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.7 years	$127	$(60)	$67
License agreements	5.3 years	2,495	(641)	1,854
Total amortizable assets		$2,622	$(701)	$1,921

As of December 31, 2017, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.7 years	$127	$(54)	$73
License agreements	6.0 years	2,285	(269)	2,016
Total amortizable assets		$2,412	$(323)	2,089

Amortization expense was $378, $246 and $35 for the years ended December 31, 2018, 2017 and 2016, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2019	$383
2020	359
2021	302
2022	219
2023	102
Thereafter	556
$1,921

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launch is in 2019 and 2020 for products for which we obtained licensing in 2018.

Trademarks are non-amortizing intangible assets which had a value of $260 for all periods presented.

NOTE 5 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2018	2017
Accrued compensation and related costs	$1,323	$1,304
Accrued commissions	2,229	1,601
Total accrued compensation and benefits	$3,552	$2,905

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2018	2017
Note payable to Squadron	$19,856	$20,000
Revolving credit facility with Squadron	—	3,921
Mortgage payable to affiliate	1,418	1,531
Total debt	21,274	25,452
Less: current maturities	118	113
Long-term debt, net of current maturities	$21,156	$25,339

In May 2014, we entered into a Second Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron, in connection with a restructuring of our debt and equity. The terms of this agreement required monthly interest only payments computed at 10% per annum with all principal and unpaid interest due at maturity in May 2017. The note payable was secured by substantially all of our assets. In November 2015, this agreement was amended to provide a revolving loan commitment of an additional $7,000. The revolving loan commitment was structured under the same terms and conditions with interest payable monthly computed at 10% per annum and principal due at maturity in May 2017.

In April 2017, we entered into a Third Amended and Restated Loan and Security Agreement with Squadron providing us with two term loan credit facilities (an $18,400 facility made available to a Term Note A and a $16,000 facility made available pursuant to a Term Note B, each maturing on March 31, 2019). Interest under Term Note A and the Term Note B was payable monthly and computed at a per annum rate of 10% and 11%, respectively. In additional, the agreement provided for a $1,000 extension fee payable in three annual installments. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, on the December 31, 2017 consolidated balance sheet and was to be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations assuming an IPO did not happen.

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron. Pursuant to the Loan Agreement, a majority of the term loan amounts under the previous agreement with Squadron were consolidated into a $20,000 term note and a $15,000 revolving credit facility was established. Also, $667 of the previously discussed extension fee was cancelled as of the completion of our IPO in October 2017. Both facilities include interest only payments and provide for an interest rate equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10%. The Loan Agreement also extended the maturity date to January 31, 2023. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At December 31, 2018 and 2017, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2018 and 2017, the mortgage balance was $1,418 and $1,531, respectively, of which current principal due of $118 and $113, respectively, was included in current portion of long-term debt.

At December 31, 2018, the aggregate future principal payments on our debt arrangements are as follows:

2019	$118
2020	124
2021	131
2022	137
2023	20,000
Thereafter	764
$21,274

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $2,255, $2,490 and $1,476 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and amounted to $145, $148 and $119 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, $36 and $37, respectively, was due to CASE.

NOTE 8 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into United States tax law. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) a new limitation on deductible interest expense; (6) limitations on the deductibility of certain executive compensation; (7) limitations on the use of FTCs to reduce the U.S. income tax liability; and (8) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

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

The Tax Act reduced the US federal corporate tax rate from a graduated rate up to 35% to a flat rate of 21%, effective January 1, 2018. The Company adjusted its deferred tax assets and liabilities at December 31, 2017 to reflect the Tax Act’s reduction of corporate income tax rates which are expected to be in effect in future years as the deferred tax assets and liabilities are realized. The effect of this provisional adjustment in the deferred provision for income taxes is a discrete net expense of $11,095, however this is offset with a reduction in the valuation allowance as of December 31, 2018.

As of December 31, 2018, the Company has completed the accounting for this provision and determined that the amount recognized in 2017 related to the re-measurement of the deferred tax assets and liabilities as a result of the reduced US tax rate was materially correct and no current period adjustments have been recorded.

The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Deferred:
Federal	$(3,663)	$8,494	$(3,184)
State	564	(131)	(477)
	(3,099)	8,363	(3,661)
(Decrease) Increase in valuation allowance	3,099	(8,363)	3,661
Total tax expense	$—	$—	$—

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State statutory rate, net of federal benefit	0.9%	0.8%	4.1%
Effect of foreign rates different from statutory	0.2%	(0.2)%	—%
Change in state rate	(1.2)%	3.8%	—%
Change in federal rate (34% to 21%)	—%	(9.8)%	—%
Nondeductible/nontaxable items	4.9%	(122.2)%	(12.2)%
Change in valuation allowance	(25.8)%	93.6%	(25.9)%
Income tax expense (benefit)	—%	—%	—%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Inventories, net	$1,183	$1,168
Stock based compensation	443	1,035
Loss carryforwards	22,093	18,523
Credit carryforwards	416	336
Interest carryforward	495	—
Intangibles	134	117
Other	121	105
Total deferred tax assets	24,885	21,284
Valuation allowance	(24,321)	(21,222)
Net deferred tax assets	564	62
Deferred tax liabilities:
Property, plant and equipment	(564)	(62)
Total deferred tax liabilities	(564)	(62)
Deferred tax assets, net	$—	$—

The deferred tax assets were fully offset by a valuation allowance at December 31, 2018 and 2017, and no income tax benefit has been recognized in our consolidated statements of operations for each of the three years in the period ended December 31, 2018. As of December 31, 2018, we had available federal and state tax loss carryforwards of $87,345 and tax credits for federal and state tax purposes of $335. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2018, all tax years from 2010 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.
At December 31, 2018, our foreign operations held cash totaling $0.6 million. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds to our U.S. operations. Under the worldwide taxation system in effect prior to the enactment of the Tax Act, US corporate income tax applied to all of a company’s income, regardless of whether it was earned in the US or overseas. However, foreign income earned by a foreign subsidiary of a U.S. corporation was generally not taxed until the foreign earnings were repatriated to the US. Enactment of The Tax Act created a territorial tax system under which future dividends of earnings of foreign subsidiaries already subjected to the transition tax under the Act will not be subject to federal income tax, with the exception of foreign exchange rate gains or losses on distributions, capital gains on sale of investment, foreign withholding taxes, and certain state taxes. Based upon the Company’s facts and circumstances, no previously accumulated untaxed earnings and profits existed in the foreign jurisdictions, and therefore, the company did not recognize a transition tax liability. The Tax Act also creates a new requirement that Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of 1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it was a U.S. shareholder over 2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The company did not have any current foreign earnings and therefore GILTI did not apply for the year ended December 31, 2018. Under US GAAP, we are allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or 2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have selected the period cost method. As a result, we have not provided deferred taxes related to the temporary differences that upon reversal will affect the amount of income subject to GILTI in the period.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2016	248,871	$23.82	3.4
Forfeited or expired	(670)	$30.97
Outstanding at Outstanding at December 31, 2016	248,201	$23.81	2.4
Forfeited or expired	(71,242)	$9.85
Outstanding at December 31, 2017	176,959	$29.42	2.0
Forfeited or expired	(50,652)	$27.61
Outstanding at Exercised	(14,213)	$29.85
Outstanding at December 31, 2018	112,094	$30.32	1.8

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2018 and 2017, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2016	593,653	4.3
Granted	89,384
Forfeited	(5,796)
Outstanding at December 31, 2016	677,241	3.5
Granted	122,069
Forfeited	(13,601)
Outstanding at Vested	(237,704)
Outstanding at December 31, 2017	548,005	0.3
Granted	178,543
Forfeited	(1,335)
Vested	(547,920)
Outstanding at December 31, 2018	177,293	2.2
Restricted stock exercisable at December 31, 2018	—

At December 31, 2018, there was $2,771 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO.

Stock-based compensation expense on restricted stock amounted to $3,185, $3,478 and $1,251 for the years ended December 31, 2018, 2017 and 2016, respectively. Due to our limited operating history and lack of marketability, prior to our IPO, discounts of 15% and 15% were applied when estimating the stock-based compensation for restricted stock awards granted in 2017 and 2016.

An additional $1,986 and $2,000 of stock-based compensation expense was incurred in 2018 and 2017, respectively, due to the accelerated vesting of restricted shares related to our IPO.

Warrants

Our warrant activity and related information are summarized below:

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2016	44,101	$27.03
Outstanding at December 31, 2016	44,101	$27.03
Outstanding at December 31, 2017	44,101	$27.03
Forfeited or expired	(37,311)	$26.89
Outstanding at December 31, 2018	6,790	$27.81

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a 10-year term. No warrants have been exercised during each of the three years in the period ended December 31, 2018. At inception and as of December 31, 2018 and 2017, no fair value was assigned to the warrants.

NOTE 10 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2018	2017	2016
Net loss	$(12,025)	$(8,932)	$(6,572)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	—	(4,563)	(5,876)
Forfeiture of 50% of Series B Preferred Stock accumulated dividends	—	5,965	—
Series A Preferred Stock preference payment in common stock	—	(16,000)	$—
Net loss attributable to common stockholders - basic and diluted	$(12,025)	$(23,530)	$(12,448)
Weighted average number of shares - basic and diluted	12,567,387	4,017,330	1,744,356
Net loss per share attributable to common stockholders - basic and diluted	$(0.96)	$(5.86)	$(7.14)

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

	Year Ended December 31,
	2018	2017	2016
Redeemable convertible preferred stock - Series A	—	—	670,000
Redeemable convertible preferred stock - Series B	—	—	2,979,475
Restricted stock	177,293	548,005	677,241
Stock options	112,094	176,959	248,201
Warrants	6,790	44,101	44,101
	296,177	769,065	4,619,018

NOTE 11 – BUSINESS SEGMENT

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2018 or 2017.

Product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2018	2017	2016
U.S.	$43,461	$34,909	$28,839
International	14,098	10,711	8,459
Total	$57,559	$45,620	$37,298

	Year Ended December 31,
Product sales by category:	2018	2017	2016
Trauma and deformity	$39,695	$32,801	$26,844
Scoliosis	16,662	11,585	9,349
Sports medicine/other	1,202	1,234	1,105
Total	$57,559	$45,620	$37,298

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2018, 2017 and 2016.

NOTE 12 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 6), we have used, or currently use, FMI Hansa Medical Products, LLC (“FMI”) and Structure Medical, LLC (“Structure Medical”) as two of our suppliers. Each of these entities is affiliated with Squadron. In 2017, FMI merged with and into Structure Medical. We do not have long-term contracts with either supplier. Our aggregate payments to Structure and FMI were $4,026, $4,081 and $1,769 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2018, we have elected to match our employees' 401(k) contributions up to 3% of employees' salary. For the year ended December 31, 2018, we matched $196 of our employees' 401(k) contributions.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case No. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. To date, PTAB has not rendered a decision concerning the subject IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019 PTAB declined to initiate IPR Case Nos. IPR2018-01546 and IPR2018-01547, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of December 31, 2018, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2018, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly financial data presented should be read in conjunction with the consolidated financial statements and related notes.

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018
Net revenue	$12,094	$15,077	$15,820	$14,568
Gross profit	8,919	11,270	11,977	10,514
Operating loss	(4,395)	(2,120)	(1,172)	(1,866)
Net loss	(5,000)	(2,692)	(1,865)	(2,468)
Net loss attributable to common stockholders	(5,000)	(2,692)	(1,865)	(2,468)
Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(0.21)	$(0.15)	$(0.19)
	Three Months Ended
	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31, 2017
Net revenue	$9,762	$11,802	$12,375	$11,681
Gross profit	7,415	8,712	9,491	8,832
Operating loss	(837)	(677)	(754)	(4,204)
Net loss	(1,285)	(1,266)	(1,536)	(4,845)
Net loss attributable to common stockholders	(2,711)	(2,720)	(3,021)	(15,078)
Net loss per share attributable to common stockholders - basic and diluted	$(1.55)	$(1.56)	$(1.70)	$(1.41)

NOTE 16. SUBSEQUENT EVENTS

Effective January 1, 2019, we expanded our international operations in Belgium and the Netherlands selling direct to local hospitals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2018, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. For as long as we remain an "emerging growth company" we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1. The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2018 and 2017
Consolidated statements of operations, years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive loss, years ended December 31, 2018, 2017 and 2016
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit), years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows, years ended December 31, 2018, 2017 and 2016
Notes to consolidated financial statements

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

10.11
Third Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.10 of registrant's Amendment No. 1 to Form S-3 filed on August 10, 2017) (SEC File No. 333-212076)

10.12
Amended and Restated Term Note A, by and among the registrant, its subsidiaries and Squadron, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.11 of registrant's Amendment No. 1 to Form S-3 filed on August 10, 2017) (SEC File No. 333-212076)

10.13
Term Note B, by and among the registrant, its subsidiaries and Squadron, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.12 of registrant's Amendment No. 1 to Form S-3 filed on August 10, 2017) (SEC File No. 333-212076)

10.14
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.15
Second Amended and Restated Term Note A, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.16
Revolving Note, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.17
Underwriting Agreement between the registrant and the various underwriters named therein, dated December 7, 2018 (Incorporated by reference to Exhibit 1.1 of registrant's Form 8-K filed on December 7, 2018) (SEC File No. 001-38242)

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

++ Furnished and not filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2019.

OrthoPediatrics Corp.

By:	/s/ Mark C. Throdahl
Mark C. Throdahl, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 7th day of March, 2019.

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
March 7, 2019