Form 10-Q
period 2019-03-31
ORTHOPEDIATRICS CORP
filed 2019-05-09
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38242
OrthoPediatrics Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1761833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2850 Frontier Drive Warsaw, IN 46582	(574) 268-6379
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value per share	KIDS	The NASDAQ Stock Market LLC
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

As of May 8, 2019, the registrant had 14,678,027 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2019

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, contained in this quarterly report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. You can often identify forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will" or "would," or the negative of these terms or other terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, activity levels, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Forward-looking statements may include, among other things, statements relating to:

•our ability to achieve or sustain profitability in the future;

•our ability to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations;

•our ability to commercialize our products in development and to develop and commercialize additional products through our research and development efforts, and if we fail to do so we may be unable to compete effectively;

•our ability to generate sufficient revenue from the commercialization of our products to achieve and sustain profitability.

•our ability to comply with extensive government regulation and oversight both in the United States and abroad;

•our ability to maintain and expand our network of third-party independent sales agencies and distributors to market and distribute our products; and

•our ability to protect our intellectual property rights or if we are accused of infringing on the intellectual property rights of others;

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 7, 2019 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$52,774	$60,691
Accounts receivable - trade, less allowance for doubtful accounts of $134 and $134, respectively	10,296	8,999
Inventories, net	28,081	25,708
Notes receivable	508	502
Prepaid expenses and other current assets	1,452	1,256
Total current assets	93,111	97,156

Property and equipment, net	16,789	12,768

Other assets:
Amortizable intangible assets, net	1,846	1,921
Other intangible assets	260	260
Total other assets	2,106	2,181

Total assets	$112,006	$112,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$6,344	$3,971
Accrued compensation and benefits	2,670	3,552
Current portion of long-term debt with affiliate	120	118
Other current liabilities	1,689	1,576
Total current liabilities	10,823	9,217
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,134	21,156
Total long-term liabilities	21,134	21,156

Total liabilities	31,957	30,373

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 14,682,398 shares and 14,538,202 shares issued and outstanding as of March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	198,478	197,442
Accumulated deficit	(118,111)	(115,091)
Accumulated other comprehensive loss	(322)	(623)
Total stockholders' equity	80,049	81,732

Total liabilities and stockholders' equity	$112,006	$112,105

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2019	2018
Net revenue	$14,656	$12,094
Cost of revenue	4,001	3,175
Gross profit	10,655	8,919
Operating expenses:
Sales and marketing	6,547	6,079
General and administrative	5,612	6,017
Research and development	1,213	1,218
Total operating expenses	13,372	13,314
Operating loss	(2,717)	(4,395)
Other expenses:
Interest expense, net	303	552
Other expense	—	53
Total other expenses	303	605
Net loss	$(3,020)	$(5,000)
Weighted average common stock - basic and diluted	14,367,056	12,073,776
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.41)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(3,020)	$(5,000)
Other comprehensive income:
Foreign currency translation adjustment	301	82
Other comprehensive income	301	82
Comprehensive loss	$(2,719)	$(4,918)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	$4	$198,478	$(118,111)	$(322)	$80,049

	Three Months Ended March 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(5,000)	—	(5,000)
Other comprehensive income	—	—	—	—	82	82
Restricted stock	149,015	—	2,177	—	—	2,177
Balance at March 31, 2018	12,770,796	$2	$152,601	$(108,066)	$217	$44,754

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,020)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	681
Stock-based compensation	471	2,177
Changes in certain current assets and liabilities:
Accounts receivable - trade	(1,180)	(1,235)
Inventories	(2,286)	(2,202)
Inventories held by international distributors	130	(355)
Prepaid expenses and other current assets	(196)	(283)
Accounts payable - trade	2,373	1,702
Accrued expenses and other liabilities	(719)	(600)
Other	128	82
Net cash used in operating activities	(3,471)	(5,033)

INVESTING ACTIVITIES
Purchases of licenses	(19)	(159)
Purchases of property and equipment	(4,963)	(2,771)
Net cash used in investing activities	(4,982)	(2,930)

FINANCING ACTIVITIES
Payments on mortgage notes	(29)	(28)
Proceeds from exercise of stock options	565	—
Net cash provided by (used in) financing activities	536	(28)

NET DECREASE IN CASH	(7,917)	(7,991)

Cash, beginning of year	60,691	42,582
Cash, end of period	$52,774	$34,591

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$303	$552
Transfer of instruments from property and equipment to inventory	$217	$304

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
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

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. In September 2018, we further expanded operations in Canada selling direct to local hospitals, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe.

Our largest investor is Squadron Capital LLC (“Squadron”), a family office firm headquartered near Hartford, Connecticut.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V. and OP Netherlands B.V. (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2019. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $118,111 and $115,091 as of March 31, 2019 and December 31, 2018, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at March 31, 2019, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements and the availability under the revolving credit facility are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months subsequent to the issuance of the condensed consolidated financial statements.

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

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. In September 2018, we began selling direct in Canada and in January 2019 in Belgium and the Netherlands. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

Revenue from Contracts with Customers
In accordance with ASC 606, "Revenue From Contracts With Customers (ASC 606)", revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

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

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, we previously concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received. Until such payment, cost of revenue was recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our condensed consolidated balance sheets.
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.
In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. Additionally, in September 2018 we began selling in Canada and in January 2019 to Belgium and the Netherlands utilizing the agency model. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia, New Zealand, Canada, Belgium and the Netherlands are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the condensed consolidated balance sheets.

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

Research and development costs were $1,213 and $1,218 for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

Prior to our Initial Public Offering ("IPO") in October 2017, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provided for grants of options and restricted stock to employees, directors and associated third-party representatives of the Company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

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

Restricted stock may not be transferred prior to the expiration of the restricted period, which is typically three years. The restricted stock that had been granted under the 2007 Plan had restriction periods that generally lasted until the earlier of six years from the date of grant, or an IPO or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO. We recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

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

We are also a "smaller reporting company," as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result, many of the same exemptions from reporting requirements available to us as an emerging growth company are also available to us as a smaller reporting company, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, those exemptions may continue to be available to us.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this standard on January 1, 2019.

The new standard requires lessees to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (previously referred to as capital leases) were recognized in the balance sheet. In addition, the definition of a lease has been revised which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used is a lease, whereas the previous definition focuses on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgments of an entity's accounting for leases and the related cash flows are expanded. Disclosure requirements apply to both lessees and lessors, whereas, previous disclosures related only to lessees. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Lessor accounting is also largely unchanged.

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

The Company has assessed the lease standard and executed a detailed implementation plan, which included the following key activities:

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

The adoption of the new standard did not result in a material right of use asset or lease obligation for operating leases recorded in the Company's condensed consolidated balance sheets on January 1, 2019, primarily due to the lack of existing lease contracts, or other contracts that meet the standard for consideration as a lease under the definitions discussed above. The Company has limited operating leases for office equipment maintained at its headquarters, but does not lease any real estate or office space.

There was no impact of adopting the new standard on retained earnings as of January 1, 2019.

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
Note payable to Squadron	$19,865	$19,856
Mortgage payable to affiliate	1,389	1,418
Total debt	21,254	21,274
Less: current maturities	120	118
Long-term debt, net of current maturities	$21,134	$21,156

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement with Squadron providing us with two term loan credit facilities (an $18,400 facility made available to a Term Note A and a $16,000 facility made available pursuant to a Term Note B, each maturing on March 31, 2019). Interest under Term Note A and the Term Note B was payable monthly and computed at a per annum rate of 10% and 11%, respectively. In addition, the agreement provided for a $1,000 extension fee payable in three annual installments. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, and was to be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations assuming an IPO did not happen.

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

The fair value of our note payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At March 31, 2019, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2018, the mortgage balance was $1,418 of which current principal due of $118 was included in current portion of long-term debt. At March 31, 2019, the mortgage balance was $1,389 of which current principal due of $120 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $303 and $552 for the three months ended March 31, 2019 and 2018, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $37 and $33 for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, $37 and $36, respectively, was due to CASE.

NOTE 5 - INCOME TAXES

For the three month periods ended March 31, 2019 and 2018, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2019 and December 31, 2018, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2018, we had available federal and state tax loss carryforwards of $87,345 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is$9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. The Section 382 ownership change analysis will be re–evaluated prior to release of the year-ending December 31, 2019 financial statements to account for equity ownership changes that occur during 2019.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018 and through March 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2019	112,094	$30.32	1.8
Exercised	(18,427)	30.66
Outstanding at March 31, 2019	93,667	$30.25	1.6

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2019 and December 31, 2018, all options were fully vested.

There was no stock-based compensation expense on stock options for the three month periods ended March 31, 2019 and 2018, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2019	177,293	2.2
Granted	126,519
Forfeited	(750)
Vested	(250)
Outstanding at March 31, 2019	302,812	2.3
Restricted stock exercisable at March 31, 2019	—

At March 31, 2019, there was $7,141 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 2.3 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $471 and $2,177 for the three months ended March 31, 2019 and 2018, respectively.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2019	6,790	$27.81
Outstanding at March 31, 2019	6,790	$27.81

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At March 31, 2019, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 7 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to common stockholders - basic and diluted	$(3,020)	$(5,000)

Weighted average number of shares - basic and diluted	14,367,056	12,073,776
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.41)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	As of March 31,
	2019	2018
Restricted stock	302,812	697,020
Stock options	93,667	140,725
Warrants	6,790	44,101
	403,269	881,846

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three months ended March 31, 2019 or 2018.

No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2019 and December 31, 2018.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2019	2018
U.S.	$10,267	$8,653
International	4,389	3,441
Total	$14,656	$12,094

	Three Months Ended March 31,
Product sales by category:	2019	2018
Trauma and deformity	$10,017	$9,123
Scoliosis	4,258	2,685
Sports medicine/other	381	286
Total	$14,656	$12,094

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three months ended March 31, 2019 and 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 3), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure of $763 and $701 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. To date, PTAB has not rendered a decision concerning the subject IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019 and March 1, 2019, PTAB declined to initiate IPR Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of March 31, 2019, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2019, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We sell implants and instruments to our customers for use by pediatric orthopedic surgeons to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory and instruments at any given time.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 33 independent sales agencies employing more than 138 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 41 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand and further expanded to Canada in September 2018 and Belgium and the Netherlands in January 2019. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)%
Net revenue	$14,656	$12,094	$2,562	21%
Cost of revenue	4,001	3,175	826	26%
Sales and marketing expenses	6,547	6,079	468	8%
General and administrative expenses	5,612	6,017	(405)	(7)%
Research and development expenses	1,213	1,218	(5)	—%
Other expenses	303	605	(302)	(50)%
Net loss	$(3,020)	$(5,000)	$(1,980)	(40)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Product sales by geographic location:	2019	2018
U.S.	$10,267	$8,653
International	4,389	3,441
Total	$14,656	$12,094

	Three Months Ended March 31,
Product sales by category:	2019	2018
Trauma and deformity	$10,017	$9,123
Scoliosis	4,258	2,685
Sports medicine/other	381	286
Total	$14,656	$12,094

Net revenue increased $2.6 million, or 21%, from $12.1 million for the three months ended March 31, 2018 to $14.7 million for the three months ended March 31, 2019. The increase was due to trauma and deformity sales growth of $0.9 million, or 10%, primarily driven by sales of our Pediatric Nailing Platform | Femur products, scoliosis sales growth of $1.6 million, or 59%, primarily driven by sales of our RESPONSE, FIREFLY® Pedicle Screw Navigation Guides and BandLoc DUO products and sports medicine/other sales growth of $0.1 million, or 33%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $0.8 million, or 26%, from $3.2 million for the three months ended March 31, 2018 to $4.0 million for the three months ended March 31, 2019. The increase was due primarily to increased revenue volume as well as international sales, including sets. Gross margin was 74% for the three months ended March 31, 2018 and 73% for the three months ended March 31, 2019. The decrease was due primarily to a higher percentage of international sales from international stocking distributors at lower gross margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 8%, to $6.5 million for the three months ended March 31, 2019 from $6.1 million for the three months ended March 31, 2018 . The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 7%, from $6.0 million for the three months ended March 31, 2018 to $5.6 million for the three months ended March 31, 2019. The decrease was due primarily to first quarter 2018 additional stock compensation expense associated with the accelerated vesting of our restricted stock following our IPO of $1.8 million partially offset by increased resources to support the growth of the business. Depreciation and amortization expenses increased $0.1 million, or 22%, from $0.7 million for the three months ended March 31, 2018 to $0.8 million for the three months ended March 31, 2019. The increase was primarily due to increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses remained flat at $1.2 million for the three months ended 2019 and 2018.

Other Expenses

Other expenses were $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Other expenses consist primarily of interest expense on our long-term debt. Interest expense decreased during 2019 compared to 2018 following our $4.0M payment on our revolving credit facility in late 2018.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows from operating activities of $3.5 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $118.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2019, we had cash and cash equivalents of $52.8 million.

We believe our existing cash and cash equivalents and amounts available under our revolving credit facility cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for more than the next twelve months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(3,471)	$(5,033)
Net cash used in investing activities	(4,982)	(2,930)
Net cash provided by (used in) financing activities	536	(28)
Net decrease in cash and cash equivalents	$(7,917)	$(7,991)

Cash Used in Operating Activities

Net cash used in operating activities was $3.5 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $1.8 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the primary driver of working capital cash usage was the increase in accounts receivable of $1.2 million related to our sales growth.

Cash Used in Investing Activities

Net cash used in investing activities was $5.0 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New Zealand, Belgium and the Netherlands of $5.0 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. We also purchased an additional $0.02 million and $0.2 million in new product licenses during the three months ended March 31, 2019 and 2018, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $0.5 million and $(0.03) million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities consisted primarily of the payment of $29 thousand and $28 thousand in mortgage payments in the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, these payments were offset by the proceeds of stock option exercises of $0.6 million.

Indebtedness

Loan Agreement

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement" with Squadron Capital LLC (the "Lender"). Under the terms of the Loan Agreement, the Lender has provided to us a term loan in the principal amount of $20.0 million and a revolving loan in an aggregate principal amount that will not exceed $15.0 million. Interest on the term loan and revolving loan will accrue at the greater of (a) three month LIBOR plus 8.61% and (b) 10.0% (the "Applicable Rate") and will be payable monthly by us. The Loan Agreement expires in January 2023.

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

At March 31, 2019, we had approximately $19.9 million in outstanding indebtedness under the Loan Agreement. Borrowings under the Loan Agreement are secured by substantially all of our assets and are unconditionally guaranteed by each of our subsidiaries.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.4 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

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

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019. There have been no material changes, other than the adoption of Accounting Standards Codification 606 "Revenue from Contracts with Customers" during the three months ended March 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," we are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

a.Evaluation of Disclosure Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. To date, PTAB has not rendered a decision concerning the subject IPRs. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019 and March 1, 2019, PTAB declined to initiate IPR Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors — Risks Related to Intellectual Property — Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price” within our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

None.

b. Use of Proceeds.

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-212076) relating to our initial public offering of our common stock, or our IPO, was declared effective by the SEC. Pursuant to our IPO, we issued and sold 4.6 million shares of common stock at a public offering price of $13.00 per share for aggregate gross proceeds of $59.8 million. We recieved approximately $46.9 million in net proceeds after deducting $4.2 million of underwriting discounts and commissions, paying approximately $2.7 million of offering costs and paying approximately $6.0 million of Series B dividends.

As of March 31, 2019, the majority of the net proceeds have been used primarily to purchase implant sets for consignment to our customers, to fund research and development activities, to expand our sales and marketing programs and for working capital and other general corporate purposes. There has been no material change in the planned use of the remaining net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2017, pursuant to Rule 424(b)(4) under the Securities Act.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

a. Failure to file under Form 8-K.

None.

b. Modifications to nomination process.

None.

ITEM 6.  EXHIBITS

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

ORTHOPEDIATRICS CORP.
May 9, 2019	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

May 9, 2019	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer