Form 10-Q
period 2019-06-30
ORTHOPEDIATRICS CORP
filed 2019-08-13
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the registrant had 14,939,596 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$21,858	$60,691
Accounts receivable - trade, less allowance for doubtful accounts of $218 and $134, respectively	14,974	8,999
Inventories, net	32,855	25,708
Notes receivable	515	502
Prepaid expenses and other current assets	1,277	1,256
Current assets held for sale, net	35,364	—
Total current assets	106,843	97,156

Property and equipment, net	20,915	12,768

Other assets:
Amortizable intangible assets, net	10,458	1,921
Goodwill	10,971	—
Operating lease right-of-use asset	75	—
Other intangible assets	2,170	260
Total other assets	23,674	2,181

Total assets	$151,432	$112,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$6,000	$3,971
Accrued compensation and benefits	4,011	3,552
Current portion of long-term debt with affiliate	121	118
Short-term debt with affiliate	30,000	—
Operating lease liabilities	24	—
Current liabilities held for sale	494	—
Other current liabilities	1,537	1,576
Total current liabilities	42,187	9,217
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,112	21,156
Operating lease liabilities, net of current portion	51	—
Total long-term liabilities	21,163	21,156

Total liabilities	63,350	30,373

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 14,939,462 shares and 14,538,202 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	209,262	197,442
Accumulated deficit	(120,729)	(115,091)
Accumulated other comprehensive loss	(455)	(623)
Total stockholders' equity	88,082	81,732

Total liabilities and stockholders' equity	$151,432	$112,105
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$18,200	$15,077	$32,856	$27,171
Cost of revenue	4,581	3,807	8,582	6,982
Gross profit	13,619	11,270	24,274	20,189
Operating expenses:
Sales and marketing	7,606	6,776	14,153	12,855
General and administrative	6,569	5,499	12,181	11,516
Research and development	1,234	1,115	2,447	2,333
Total operating expenses	15,409	13,390	28,781	26,704
Operating loss	(1,790)	(2,120)	(4,507)	(6,515)
Other expenses:
Interest expense, net	632	562	935	1,114
Other expense	37	10	37	63
Total other expenses	669	572	972	1,177
Net loss from continuing operations	$(2,459)	$(2,692)	$(5,479)	$(7,692)
Net loss from discontinued operations	$(159)	$—	$(159)	$—
Net loss	$(2,618)	$(2,692)	$(5,638)	$(7,692)
Net loss attributable to common stockholders	$(2,618)	$(2,692)	$(5,638)	$(7,692)
Weighted average common stock - basic and diluted	14,451,979	12,549,226	14,409,752	12,312,814
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.21)	$(0.39)	$(0.62)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,618)	$(2,692)	$(5,638)	$(7,692)
Other comprehensive income (loss):
Foreign currency translation adjustment	(133)	(459)	168	(377)
Other comprehensive income (loss)	(133)	(459)	168	(377)
Comprehensive loss	$(2,751)	$(3,151)	$(5,470)	$(8,069)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	4	198,478	(118,111)	(322)	80,049
Net Loss	—	—	—	(2,618)	—	(2,618)
Other comprehensive loss	—	—	—	—	(133)	(133)
Acquisition consideration	245,352	—	10,000	—	—	10,000
Stock option exercise	2,983	—	92	—	—	92
Restricted stock	8,729	—	692	—	—	692
Balance at June 30, 2019	14,939,462	$4	$209,262	$(120,729)	$(455)	$88,082

	Three and Six Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(5,000)	—	(5,000)
Other comprehensive income	—	—	—	—	82	82
Restricted stock	149,015	—	2,177	—	—	2,177
Balance at March 31, 2018	12,770,796	2	152,601	(108,066)	217	44,754
Net Loss	—	—	—	(2,692)	—	(2,692)
Other comprehensive loss	—	—	—	—	(459)	(459)
Restricted stock	18,243	—	454	—	—	454
Balance at June 30, 2018	12,789,039	$2	$153,055	$(110,758)	$(242)	$42,057

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(5,638)	$(7,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,912	1,400
Stock-based compensation	1,163	2,631
Changes in certain current assets and liabilities:
Accounts receivable - trade	(5,499)	(4,152)
Inventories	(5,306)	(4,724)
Inventories held by international distributors	167	452
Prepaid expenses and other current assets	(14)	(232)
Accounts payable - trade	1,934	(40)
Accrued expenses and other liabilities	357	1,061
Other	139	(377)
Net cash used in operating activities - continuing operations	(10,785)	(11,673)
Net cash provided by operating activities - discontinued operations	371	—
Net cash used in operating activities	(10,414)	(11,673)

INVESTING ACTIVITIES
Acquisition of Vilex and Orthex, net of cash acquired	(49,926)	—
Purchases of licenses	(170)	(180)
Purchases of property and equipment	(8,514)	(4,167)
Net cash used in investing activities - continuing operations	(58,610)	(4,347)
Net cash used in investing activities - discontinued operations	(47)	—
Net cash used in investing activities	(58,657)	(4,347)

FINANCING ACTIVITIES
Payments on mortgage notes	(59)	(56)
Proceeds from issuance of debt with affiliate	30,000	—
Proceeds from exercise of stock options	657	—
Net cash provided by (used in) financing activities	30,598	(56)

NET DECREASE IN CASH	(38,473)	(16,076)

Cash, beginning of year	60,691	42,582
Cash, end of period	22,218	26,506
Less cash of discontinued operations, end of period	360	—
Cash of continuing operations, end of period	$21,858	$26,506

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$935	$1,114
Transfer of instruments from property and equipment to inventory	$267	$594
Acquisition consideration of common shares	$10,000	$—
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

On June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60,000 in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies. Because the current products of Vilex also include adult offerings that are not core to the Company's pediatrics business, the Company has begun taking steps to divest the non-core Vilex assets. The Company anticipates completing the divestiture by the end of 2019.

Our largest investor is Squadron Capital LLC (“Squadron”), a family office firm headquartered near Hartford, Connecticut.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., and OP Netherlands B.V., Vilex in Tennessee, Inc., and Orthex, LLC (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2019. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $120,729 and $115,091 as of June 30, 2019 and December 31, 2018, respectively. In conjunction with the acquisition of Vilex and Orthex, the Company entered into a new $30,000 short-term loan facility with Squadron in addition to the existing $20,000 term loan facility and $15,000 revolving credit facility previously established. The new term loan is due upon the earliest of: (i) the date on which any persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; (ii) the date on which the Company sells its equity interest in, or all or substantially all of the assets of, Vilex; and (iii) May 31, 2020. The maturity date for the remaining Squadron debt is January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2019, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements, and the likelihood that the Vilex assets held for sale will be sold prior to the maturity of the new term loan are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months. If the Vilex assets are not sold prior to the maturity of the new term loan, we will work to extend the maturity date or obtain external funding in order to repay the loan.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, and the value of internally developed software, customer relationships and non-competition agreements related to the acquisition of Orthex. Vilex has amortizable intangible assets including patents, customer relationships and non-competition agreements which are included in current assets held for sale, net on the condensed consolidated balance sheet as of June 30, 2019. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval and market launch, respectively. Amortization for the Orthex and Vilex assets commenced upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its respective fair value.

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

Research and development costs were $1,234 and $1,115 for the three months ended June 30, 2019 and 2018, respectively, and $2,447 and $2,333 for the six months ended June 30, 2019 and 2018, respectively.

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

The adoption of the new standard did not result in a material right of use asset or lease obligation for operating leases recorded in the Company's condensed consolidated balance sheets on January 1, 2019, primarily due to the lack of existing lease contracts, or other contracts that meet the standard for consideration as a lease under the definitions discussed above. The Company has limited operating leases for office equipment maintained at its headquarters, and has not historically leased any real estate or office space.

In conjunction with the Company's acquisition of Vilex and Orthex on June 4, 2019, the Company acquired two leased facilities in Tennessee and Florida. The Company analyzed each lease agreement and recorded a right-of-use asset and liability of $77 for Orthex and $246 for Vilex, respectively, on its condensed consolidated balance sheet as of the acquisition date. As of June 30, 2019, the Company's right-of-use asset and liabilities were $75 and $75, respectively, associated with Orthex. The Vilex operating leases were recorded in current assets held for sale, net and current liabilities held for sale as of June 30, 2019.

NOTE 3 –BUSINESS COMBINATION

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, adjusted for working capital, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $589 of acquisition-related costs that are included in general and administrative expenses on the condensed consolidated statement of operations. The purchase price allocation set forth herein is preliminary and may be revised as we finalize the fair value determination for certain assets acquired, and determine any further working capital adjustments. Any revisions or changes identified during the measurement period, which could be up to 12 months from the closing date of the acquisition, may be material.

The following table summarizes the total consideration paid for Vilex and Orthex and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$60,276
Assets
Cash and cash equivalents	348
Trade receivables	1,849
Inventory	3,905
Prepaid expenses and other current assets	12
Property and equipment	7,541
Intangible assets	18,260
Operating lease right-of-use asset	323
Total assets	32,238
Liabilities
Accounts payable and accrued liabilities	564
Operating lease liabilities	323
Other long-term liabilities	68
Total liabilities	955
Less: total net assets	31,283
Goodwill	$28,993

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$4,160	Indefinite
Patents	8,380	15 years
Internally Developed Software	960	10 years
Customer Relationships	4,690	12 years
Non-competition Agreements	70	5 years
	$18,260

NOTE 4 - DISCONTINUED OPERATIONS

On June 4, 2019, the Company acquired Vilex, a manufacturer of foot and ankle surgical implants. Since the Vilex products include adult offerings that are not core to the Company's pediatric business, the Company received Board approval to take the steps necessary to divest the non-core Vilex assets. As a result, certain assets and liabilities of Vilex are classified as held for sale on the condensed consolidated balance sheet as of June 30, 2019.

The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and six months ended June 30, 2019:

Three and Six Months Ended
June 30, 2019
Revenue	$414
Operating expenses	507
Depreciation and amortization	66
Operating loss	(159)
Loss from discontinued operations	$(159)

The assets and liabilities held for sale on the condensed consolidated balance sheet as of June 30, 2019 are as follows:

June 30, 2019
Assets:
Cash	$360
Accounts receivable	850
Inventories	2,163
Prepaid expenses and other current assets	12
Property and equipment	6,015
Amortizable intangible assets	5,452
Goodwill	18,022
Operating lease right-of-use asset	240
Other intangible assets	2,250
Current assets held for sale, net	35,364
Liabilities:
Accounts payable	71
Accrued compensation and benefits	159
Operating lease liabilities	239
Other current liabilities	25
Liabilities held for sale	$494

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Note payable to Squadron	$19,874	$19,856
Short-term debt with affiliate	30,000	—
Mortgage payable to affiliate	1,359	1,418
Total debt	51,233	21,274
Less: current maturities	30,121	118
Long-term debt with affiliate, net of current maturities	$21,112	$21,156

In April 2017, we entered into the Third Amended and Restated Loan and Security Agreement with Squadron providing us with (i) a term loan in the amount of $18,400, bearing interest at a per annum rate of 10%, and (ii) a term loan in the amount of $16,000, bearing interest at a per annum rate of 11%. Each of the term loans was to have matured on March 31, 2019. In addition, the agreement provided for a $1,000 extension fee payable in three annual installments. The extension fee was recorded in full upon closing as a deferred financing cost within long-term debt with affiliate, net of current portion, and was to be recognized ratably over the term of the agreement as deferred financing charges within interest expense on the consolidated statements of operations assuming an IPO did not happen.

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron. Pursuant to the Loan Agreement, a majority of the term loan amounts under the previous agreement with Squadron were consolidated into a $20,000 term note, or the Term Note A, and a $15,000 revolving credit facility was established. Also, $667 of the extension fee was canceled as of the completion of our IPO in October 2017. Both facilities include interest only payments and have interest rates equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10%. The Loan Agreement also extended the maturity date to January 31, 2023.

In order to finance a portion of the cash consideration for the acquisition of Vilex and Orthex, the Company entered into a first Amendment, or the Amendment, to the Loan Agreement (as so amended, the "Amended Loan Agreement"), with Squadron. The Amended Loan Agreement provides for a new $30,000 term loan facility, represented by a Term Note B, in addition to the existing $20,000 Term Note A and $15,000 revolving credit facility. Similar to the other facilities under the Amended Loan Agreement, the Term Note B is subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The maturity date for the Term Note B is the earliest of: (i) the date on which any persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; (ii) the date on which the Company sells its equity interest in, or all or substantially all of the assets of, Vilex; and (iii) May 31, 2020. Until such time that the Term Note B and all accrued interest thereon has been paid in full, no borrowings under the revolving loan facility are permitted.

As provided in the Amendment, Orthex has become a "Borrower" under the Amended Loan Agreement and, as such, granted to Squadron a security interest in all of its personal property as collateral for all borrowings under the Amended Loan Agreement. In connection with the Amendment, the Company granted a security interest in (a) the units of membership interest in Orthex held by the Company, and (b) the shares of stock of Vilex held by the Company, as collateral for borrowings under the Amended Loan Agreement. Borrowings under the Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex.

The fair value of our notes payable to Squadron were estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At June 30, 2019, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2018, the mortgage balance was $1,418 of which current principal due of $118 was included in current portion of long-term debt. At June 30, 2019, the mortgage balance was $1,359 of which current principal due of $121 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $632 and $562 for the three months ended June 30, 2019 and 2018, respectively, and $935 and $1,114 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6 - STRATEGIC ARRANGEMENTS

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $37 and $37 for the three months ended June 30, 2019 and 2018, respectively, and $74 and $72 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, $37 and $36, respectively, was due to CASE.

NOTE 7 - INCOME TAXES

For the three and six month periods ended June 30, 2019 and 2018, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2019 and December 31, 2018, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2018, we had available federal and state tax loss carryforwards of $87,345 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 over the first five years as a result of an unrealized built in gain. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is$9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018 and through June 30, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2019	112,094	$30.32	1.8
Exercised	(21,409)	30.69
Outstanding at June 30, 2019	90,685	$30.23	1.4

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2019 and December 31, 2018, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six month periods ended June 30, 2019 and 2018, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2019	177,293	2.2
Granted	139,619
Forfeited	(5,121)
Vested	(4,444)
Outstanding at June 30, 2019	307,347	2.1
Restricted stock exercisable at June 30, 2019	—

At June 30, 2019, there was $6,999 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 2.1 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $692 and $454 for the three months ended June 30, 2019 and 2018, respectively, and $1,163 and $2,631 for the six months ended June 30, 2019 and 2018, respectively.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2019	6,790	$27.81
Forfeited or expired	(1,811)	—
Outstanding at June 30, 2019	4,979	$27.88

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At June 30, 2019, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders - basic and diluted	$(2,618)	$(2,692)	$(5,638)	$(7,692)

Weighted average number of shares - basic and diluted	14,451,979	12,549,226	14,409,752	12,312,814
Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.18)	$(0.21)	$(0.39)	$(0.62)

(1) The effect of discontinued operations on loss per share has been excluded for 2019 as it is not material.

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Six Months Ended June 30,
	2019	2018
Restricted stock	307,347	167,593
Stock options	90,685	135,365
Warrants	4,979	44,101
	403,011	347,059

NOTE 10 – BUSINESS SEGMENT

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and six months ended June 30, 2019 or 2018. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2019 and December 31, 2018.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2019	2018	2019	2018
U.S.	$13,848	$11,458	$24,115	$20,111
International	4,352	3,619	8,741	7,060
Total	$18,200	$15,077	$32,856	$27,171

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2019	2018	2019	2018
Trauma and deformity	$11,887	$9,860	$21,904	$18,983
Scoliosis	5,866	4,897	10,124	7,582
Sports medicine/other	447	320	828	606
Total	$18,200	$15,077	$32,856	$27,171

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and six months ended June 30, 2019 and 2018.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 3), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure Medical of $1,729 and $1,565 for the three months ended June 30, 2019 and 2018, respectively, and $2,493 and $2,266 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLAN

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on a borrowing rate commensurate with the term of the lease.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets.

The Company leases an office facility in Florida for the Orthex business acquired in June. The term of the lease is 4 years and provides for periodic rent increases. The lease agreement does not contain any material variable lease payments, a residual value guarantee or material restrictive covenants.

As of June 30, 2019, the Company has recorded a lease liability of $75 and corresponding right-of-use-asset of $75 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. On June 4, 2019, we learned PTAB ruled against OrthoPediatrics with respect to its challenge of the validity of K2M, Inc's U.S. Patent No. 9,532,816. In early July 2019, we sought a rehearing of PTAB's decision and was notified on July 23, 2019 PTAB denied our rehearing request. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. To date, the stay has not been lifted. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019 and March 1, 2019, PTAB declined to initiate IPR Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Royalties

As of June 30, 2019, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2019, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

Overview

We are the only medical device company focused exclusively on providing a comprehensive product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.2 billion opportunity globally, including over $1.4 billion in the United States.

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

We currently market 29 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 34 independent sales agencies employing more than 152 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 43 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand and further expanded to Canada in September 2018 and Belgium and the Netherlands in January 2019. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase (Decrease)%		2019	2018	Increase (Decrease)%
Net revenue	$18,200	$15,077	$3,123	21%	$32,856	$27,171	$5,685	21%
Cost of revenue	4,581	3,807	774	20%	8,582	6,982	1,600	23%
Sales and marketing expenses	7,606	6,776	830	12%	14,153	12,855	1,298	10%
General and administrative expenses	6,569	5,499	1,070	19%	12,181	11,516	665	6%
Research and development expenses	1,234	1,115	119	11%	2,447	2,333	114	5%
Other expenses	669	572	97	17%	972	1,177	(205)	(17)%
Net loss from continuing operations	$(2,459)	$(2,692)	$(233)	(9)%	$(5,479)	$(7,692)	$(2,213)	(29)%
Loss from discontinued operations	$(159)	$—	$(159)	—%	$(159)	$—	$(159)	—%
Net loss	$(2,618)	$(2,692)	$(74)	(3)%	$(5,638)	$(7,692)	$(2,054)	(27)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2019	2018	2019	2018
U.S.	$13,848	$11,458	$24,115	$20,111
International	4,352	3,619	8,741	7,060
Total	$18,200	$15,077	$32,856	$27,171

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2019	2018	2019	2018
Trauma and deformity	$11,887	$9,860	$21,904	$18,983
Scoliosis	5,866	4,897	10,124	7,582
Sports medicine/other	447	320	828	606
Total	$18,200	$15,077	$32,856	$27,171

Net revenue increased $3.1 million, or 21%, from $15.1 million for the three months ended June 30, 2018 to $18.2 million for the three months ended June 30, 2019. The increase was due to trauma and deformity sales growth of $2.0 million, or 21%, primarily driven by sales of our Pediatric Nailing Platform | Femur products, scoliosis sales growth of $1.0 million, or 20%, primarily driven by sales of our FIREFLY® Pedicle Screw Navigation Guides and BandLoc DUO products and sports medicine/other sales growth of $0.1 million, or 40%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Net revenue increased $5.7 million, or 21%, from $27.2 million for the six months ended June 30, 2018 to $32.9 million for the six months ended June 30, 2019. The increase was due to trauma and deformity sales growth of $2.9 million, or 15%, primarily driven by sales of our Pediatric Nailing Platform | Femur and PediPlate products, scoliosis sales growth of $2.5 million, or 34%, primarily driven by sales of our RESPONSE and FIREFLY® Pedicle Screw Navigation Guides and sports medicine/other sales of $0.2 million, or 37%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $0.8 million, or 20%, from $3.8 million for the three months ended June 30, 2018 to $4.6 million for the three months ended June 30, 2019. The increase was due primarily to increased sales volume in both the U.S. and international markets, including instrument sets. Gross margin was 75% for the three months ended June 30, 2018 and 75% for the three months ended June 30, 2019.

Cost of revenue increased $1.6 million, or 23%, from $7.0 million for the six months ended June 30, 2018 to $8.6 million for the six months ended June 30, 2019. The increase was due primarily to increased sales volume in both the U.S. and international markets, including instrument sets. Gross margin was 74% for the six months ended June 30, 2018 and 74% for the six months ended June 30, 2019.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 12%, to $7.6 million for the three months ended June 30, 2019 from $6.8 million for the three months ended June 30, 2018. Sales and marketing expenses increased $1.3 million or 10% from $12.9 million for the six months ended June 30, 2018 to $14.2 million for the six months ended June 30, 2019. The increases for the three and six month periods were due primarily to increased sales commission expenses, driven by the increase in unit volume sold.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 19%, from $5.5 million for the three months ended June 30, 2018 to $6.6 million for the three months ended June 30, 2019. General and administrative expenses increased $0.7 million, or 6%, from $11.5 for the six months ended June 30, 2018 to $12.2 million for the six months ended June 30, 2019. The increases for the three and six month periods were due primarily to increased resources to support the growth of the business. Depreciation and amortization expenses increased $0.4 million, or 56%, from $0.7 million for the three months ended June 30, 2018 to $1.1 million for the three months ended June 30, 2019 and increased $0.5 million, or 39%, for the six months ended June 30, 2019 from $1.4 million for the six months ended June 30, 2018 to $1.9 million for the six months ended June 30, 2019. The increases for the three and six month periods were primarily due to increased investments in consigned surgical instrument sets and amortization of intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 11%, from $1.1 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019. Research and development expenses increased $0.1 million, or 5%, from $2.3 million for the six months ended June 30, 2018 to $2.4 million for the six months ended June 30, 2019. The increases for the three and six month periods were driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, and $1.0 and $1.2 for the six months ended June 30, 2019 and 2018, respectively. Other expenses consist primarily of interest expense on our long-term debt. Interest expense decreased in early 2019 compared to 2018 following our $4 million payment on our revolving credit facility in late 2018, but increased in June due to the new $30 million term loan.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $10.8 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $120.7 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2019, we had cash and cash equivalents of $21.9 million.

In conjunction with the acquisition of Vilex and Orthex, the Company entered into a new $30.0 million short-term loan facility with Squadron. The new term loan is due upon the the earliest of: (i) the date on which any persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; (ii) the date on which the Company sells its equity interest in, or all or substantially all of the assets of, Vilex; and (iii) May 31, 2020. We believe our existing cash and cash equivalents and cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for more than the next twelve months.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities - continuing operations	$(10,785)	$(11,673)
Net cash provided by operating activities - discontinued operations	371	—
Net cash used in investing activities - continuing operations	(58,610)	(4,347)
Net cash used in investing activities - discontinued operations	(47)	—
Net cash provided by (used in) financing activities	30,598	(56)
Net decrease in cash and cash equivalents	$(38,473)	$(16,076)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $10.8 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $8.2 million and $8.0 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the primary driver of working capital cash usage was the increase in inventory of $5.3 million related to our sales growth.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $58.6 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities consisted primarily of the acquisition of Vilex and Orthex of $49.9 million, net of cash received, and the purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New Zealand, Belgium and the Netherlands of $8.5 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. We also purchased an additional $0.2 million and $0.2 million in new product licenses during the six months ended June 30, 2019 and 2018, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $30.6 million and $(0.1) million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of the proceeds from the $30.0 million short-term debt borrowing related to the Vilex and Orthex acquisition and $0.7 million from the exercise of stock options, which were offset by $0.1 million in mortgage payments. Net cash used in financing activities consisted primarily of the payment of $0.1 million in mortgage payments for the six months ended June 30, 2018.

Indebtedness

Loan Agreement

Effective December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron Capital LLC, or Squadron, the Company's largest investor. Under the terms of the Loan Agreement, Squadron provided us a term loan in the principal amount of $20.0 million, represented by a Term Note A, and a revolving loan in an aggregate principal amount to not exceed $15.0 million, represented by a Revolving Note. Interest on the Term Note A and Revolving Note accrues at the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%, and is payable monthly by us. The maturity date for each of the Term Note A and Revolving Note is January 31, 2023.

In order to finance a portion of the cash consideration for the acquisition of Vilex and Orthex, the Company entered into a first Amendment, or the Amendment, to the Loan Agreement with Squadron (as so amended, the "Amended Loan Agreement"). The Amended Loan Agreement provides for a new $30.0 million term loan facility, represented by a Term Note B, in addition to the existing $20.0 million Term Note A and $15.0 million Revolving Note. Similar to the other facilities under the Amended Loan Agreement, the Term Note B is subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The maturity date for the Term Note B is the earliest of: (i) the date on which any persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; (ii) the date on which the Company sells its equity interest in, or all or substantially all of the assets of, Vilex; and (iii) May 31, 2020. Until such time that the Term Note B and all accrued interest thereon has been paid in full, no borrowings under the revolving loan facility are permitted.

As provided in the Amendment, Orthex has become a "Borrower" under the Amended Loan Agreement and, as such, granted to Squadron a security interest in all of its personal property as collateral for all borrowings under the Amended Loan Agreement. In connection with the Amendment, the Company granted a security interest in (a) the units of membership interest in Orthex held by the Company, and (b) the shares of stock of Vilex held by the Company, as collateral for borrowings under the Amended Loan Agreement. Borrowings under the Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex.

At June 30, 2019, we had approximately $49.9 million in outstanding indebtedness under the Amended Loan Agreement.

There are no traditional financial covenants associated with the Amended Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions as further detailed in the Amended Loan Agreement.

The Amended Loan Agreement includes events of default, the occurrence and continuation of any of which provides Squadron with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse change could result in the acceleration of payment of the debt.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.4 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

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

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019. There have been no material changes, other than the adoption of ASU 2016-02 "Leases", the purchase price accounting for the Vilex and Orthex acquisition and the discontinued operations presentation of Vilex during the three and six months ended June 30, 2019.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSETM spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On January 8 and 22, 2018, we filed our first and second petitions for inter partes review ("IPR") with the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") to challenge the patentability of U.S. Patent No. 9,532,816 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-00429 and IPR2018-00521). On June 28, 2018, the PTAB instituted the subject IPRs and set a trial date of February 20, 2019 for both IPRs. Due to inclement weather, the subject February 20 hearing was postponed and took place on February 21, 2019. On June 4, 2019, we learned PTAB ruled against OrthoPediatrics with respect to its challenge of the validity of K2M, Inc's U.S. Patent No. 9,532,816. In early July 2019, we sought a rehearing of PTAB's decision and was notified on July 23, 2019 PTAB denied our rehearing request. Additionally, the parties have agreed to stay the above-referenced district court proceedings pending the outcome of the subject IPR proceedings. The Court ordered the stay on July 10, 2018. To date, the stay has not been lifted. Moreover, on August 21, 2018, we filed three petitions with PTAB to challenge the patentability of the above-referenced U.S. Patent No. 9,655,664 (OrthoPediatrics Corp., v. K2M, Inc., Inter Partes Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548). On February 14 and 22, 2019 and March 1, 2019, PTAB declined to initiate IPR Case Nos. IPR2018-01546, IPR2018-01547, and IPR2018-01548, respectively. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

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

As of June 30, 2019, all of the net proceeds have been used primarily to purchase implant sets for consignment to our customers, to fund research and development activities, to expand our sales and marketing programs, for working capital and other general corporate purposes, and to acquire complimentary products, technologies and businesses.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

a. Failure to file under Form 8-K.

None.

b. Modifications to nomination process.

None.

ITEM 6.  EXHIBITS

The following exhibits are included within this Report or incorporated herein by reference.

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
4.1
Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

4.2
Registration Rights Agreement, by and between the registrant and Squadron, dated as of May 30, 2014 (Incorporated by reference to Exhibit 4.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)

4.3
First Amendment to Registration Rights Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.4
Stockholders Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

10.1
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.2
Second Amended and Restated Term Note A, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.3
Revolving Note, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.4
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.5
Term Note B, dated June 4, 2019, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	++	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	++	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++ Filed herewith as an Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
August 13, 2019	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

August 13, 2019	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer