Form 10-Q
period 2019-09-30
ORTHOPEDIATRICS CORP
filed 2019-11-08
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 14,967,128 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$19,669	$60,691
Accounts receivable - trade, less allowance for doubtful accounts of $365 and $134, respectively	14,182	8,999
Inventories, net	34,533	25,708
Notes receivable	545	502
Prepaid expenses and other current assets	1,623	1,256
Current assets held for sale, net	38,168	—
Total current assets	108,720	97,156

Property and equipment, net	21,532	12,768

Other assets:
Amortizable intangible assets, net	10,200	1,921
Goodwill	10,732	—
Other intangible assets	2,240	260
Total other assets	23,172	2,181

Total assets	$153,424	$112,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$7,746	$3,971
Accrued compensation and benefits	3,858	3,552
Current portion of long-term debt with affiliate	123	118
Short-term debt with affiliate	30,000	—
Current liabilities held for sale	3,085	—
Other current liabilities	1,372	1,576
Total current liabilities	46,184	9,217
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,090	21,156
Other long-term liabilities	45	—
Total long-term liabilities	21,135	21,156

Total liabilities	67,319	30,373

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 14,967,128 shares and 14,538,202 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	4	4
Additional paid-in capital	210,479	197,442
Accumulated deficit	(123,393)	(115,091)
Accumulated other comprehensive loss	(985)	(623)
Total stockholders' equity	86,105	81,732

Total liabilities and stockholders' equity	$153,424	$112,105
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$20,744	$15,820	$53,600	$42,991
Cost of revenue	4,849	3,843	13,431	10,825
Gross profit	15,895	11,977	40,169	32,166
Operating expenses:
Sales and marketing	8,771	7,150	22,924	20,005
General and administrative	7,267	4,877	19,448	16,393
Research and development	1,396	1,122	3,843	3,455
Total operating expenses	17,434	13,149	46,215	39,853
Operating loss	(1,539)	(1,172)	(6,046)	(7,687)
Other expenses:
Interest expense, net	1,297	608	2,232	1,722
Other expense	41	85	78	148
Total other expenses	1,338	693	2,310	1,870
Net loss from continuing operations	$(2,877)	$(1,865)	$(8,356)	$(9,557)
Net gain from discontinued operations	$213	$—	$54	$—
Net loss	$(2,664)	$(1,865)	$(8,302)	$(9,557)
Net loss attributable to common stockholders	$(2,664)	$(1,865)	$(8,302)	$(9,557)
Weighted average common stock - basic and diluted	14,639,020	12,624,858	14,487,015	12,417,972
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.15)	$(0.57)	$(0.77)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,664)	$(1,865)	$(8,302)	$(9,557)
Other comprehensive income (loss):
Foreign currency translation adjustment	(530)	(101)	(362)	(478)
Other comprehensive income (loss)	(530)	(101)	(362)	(478)
Comprehensive loss	$(3,194)	$(1,966)	$(8,664)	$(10,035)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	4	198,478	(118,111)	(322)	80,049
Net Loss	—	—	—	(2,618)	—	(2,618)
Other comprehensive loss	—	—	—	—	(133)	(133)
Acquisition consideration	245,352	—	10,000	—	—	10,000
Stock option exercise	2,983	—	92	—	—	92
Restricted stock	8,729	—	692	—	—	692
Balance at June 30, 2019	14,939,462	$4	$209,262	$(120,729)	$(455)	$88,082
Net Loss	—	—	—	(2,664)	—	(2,664)
Other comprehensive loss	—	—	—	—	(530)	(530)
Stock option exercise	17,511	—	484		—	484
Restricted stock	10,155	—	733	—	—	733
Balance at September 30, 2019	14,967,128	$4	$210,479	$(123,393)	$(985)	$86,105

	Three and Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(5,000)	—	(5,000)
Other comprehensive income	—	—	—	—	82	82
Restricted stock	149,015	—	2,177	—	—	2,177
Balance at March 31, 2018	12,770,796	2	152,601	(108,066)	217	44,754
Net Loss	—	—	—	(2,692)	—	(2,692)
Other comprehensive loss	—	—	—	—	(459)	(459)
Restricted stock	18,243	—	454	—	—	454
Balance at June 30, 2018	12,789,039	2	153,055	(110,758)	(242)	42,057
Net Loss	—	—	—	(1,865)	—	(1,865)
Other comprehensive loss	—	—	—	—	(101)	(101)
Stock option exercise	11,533	—	326	—	—	326
Restricted stock	6,948	—	268	—	—	268
Balance at September 30, 2018	12,807,520	$2	$153,649	$(112,623)	$(343)	$40,685

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(8,302)	$(9,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,258	2,177
Stock-based compensation	1,896	2,899
Changes in certain current assets and liabilities:
Accounts receivable - trade	(5,126)	(4,077)
Inventories	(6,491)	(5,274)
Prepaid expenses and other current assets	(360)	(214)
Accounts payable - trade	3,680	408
Accrued expenses and other liabilities	11	798
Other	1	(15)
Net cash used in operating activities - continuing operations	(11,433)	(12,855)
Net cash provided by operating activities - discontinued operations	590	—
Net cash used in operating activities	(10,843)	(12,855)

INVESTING ACTIVITIES
Acquisition of Vilex and Orthex, net of cash acquired	(49,687)	—
Purchases of licenses	(170)	(195)
Purchases of property and equipment	(10,536)	(5,311)
Net cash used in investing activities	(60,393)	(5,506)

FINANCING ACTIVITIES
Payments on mortgage notes	(88)	(84)
Proceeds from issuance of debt with affiliate	30,000	—
Proceeds from exercise of stock options	1,141	326
Net cash provided by financing activities	31,053	242

NET DECREASE IN CASH	(40,183)	(18,119)

Cash, beginning of year	60,691	42,582
Cash, end of period	20,508	24,463
Less cash of discontinued operations, end of period	839	—
Cash of continuing operations, end of period	$19,669	$24,463

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,232	$1,722
Transfer of instruments from property and equipment to inventory	$593	$1,061
Acquisition consideration of common shares	$10,000	$—
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSE Spine, BandLoc, Pediguard, Pediatric Nailing Platform | Femur and Orthex, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2019. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $123,393 and $115,091 as of September 30, 2019 and December 31, 2018, respectively. In conjunction with the acquisition of Vilex and Orthex, the Company entered into a new $30,000 short-term loan facility with Squadron in addition to the existing $20,000 term loan facility and $15,000 revolving credit facility previously established. The new term loan is due upon the earliest of: (i) the date on which any persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; (ii) the date on which the Company sells its equity interest in, or all or substantially all of the assets of, Vilex; and (iii) May 31, 2020. The maturity date for the remaining Squadron debt is January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2019, expected cash flows from operations for the next twelve months subsequent to the issuance of the condensed consolidated financial statements, and the likelihood that the Vilex assets held for sale will be sold prior to the maturity of the new term loan are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months. If the Vilex assets are not sold prior to the maturity of the new term loan, we will work to extend the maturity date or obtain external funding in order to repay the loan.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, and the value of internally developed software, customer relationships and non-competition agreements related to the acquisition of Orthex. Vilex has amortizable intangible assets including patents, customer relationships and non-competition agreements which are included in current assets held for sale, net on the condensed consolidated balance sheet as of September 30, 2019. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval and market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

In conjunction with the Company's acquisition of Vilex and Orthex on June 4, 2019, the Company acquired two leased facilities in Tennessee and Florida. The Company analyzed each lease agreement and recorded a right-of-use asset and liability of $77 for Orthex and $246 for Vilex, respectively, on its condensed consolidated balance sheet as of the acquisition date. As of September 30, 2019, the Company's right-of-use asset and liabilities were $70 and $69, respectively, associated with Orthex. The Vilex operating leases were recorded in current assets held for sale, net and current liabilities held for sale as of September 30, 2019.

NOTE 3 – BUSINESS COMBINATION

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, adjusted for working capital, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $737 of acquisition-related costs, $148 of which were incurred in the quarter ended September 30, 2019, that are included in general and administrative expenses on the condensed consolidated statements of operations. The purchase price allocation set forth herein is preliminary and may be revised as we finalize the fair value determination for certain assets acquired, and determine any further working capital adjustments. Any revisions or changes identified during the measurement period, which could be up to 12 months from the closing date of the acquisition, may be material and could affect what is included in assets and liabilities held for sale.

The following table summarizes the total consideration paid for Vilex and Orthex and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$60,276
Assets
Cash	348
Accounts receivable-trade	2,088
Inventories	3,905
Prepaid expenses and other current assets	12
Property and equipment	7,541
Intangible assets	18,260
Operating lease right-of-use asset	323
Total assets	32,477
Liabilities
Accounts payable and accrued liabilities	564
Operating lease liabilities	323
Deferred tax liability	2,575
Other long-term liabilities	68
Total liabilities	3,530
Less: total net assets	28,947
Goodwill	$31,329

Measurement period adjustments during the third quarter of fiscal year 2019 included an increase of $239 to accounts receivable - trade and $2,575 to deferred tax liability as a result of information identified as of the date of acquisition. These measurement period adjustments to the purchase price allocation in the third quarter of fiscal year 2019 increased goodwill by $2,336.

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
	$18,260

NOTE 4 - DISCONTINUED OPERATIONS

On June 4, 2019, the Company acquired Vilex, a manufacturer of foot and ankle surgical implants. Since the Vilex products include adult offerings that are not core to the Company's pediatric business, the Company received Board approval to take the steps necessary to divest the non-core Vilex assets. As a result, certain assets and liabilities of Vilex are classified as held for sale on the condensed consolidated balance sheet as of September 30, 2019.

The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$1,285	$1,699
Operating expenses	707	1,213
Other expenses	365	432
Operating gain	213	54
Gain from discontinued operations	$213	$54

The assets and liabilities held for sale on the condensed consolidated balance sheet as of September 30, 2019 are as follows:

September 30, 2019
Assets:
Cash	$840
Accounts receivable	893
Inventories	2,054
Prepaid expenses and other current assets	18
Property and equipment	5,939
Amortizable intangible assets	5,350
Goodwill	20,597
Operating lease right-of-use asset	227
Other intangible assets	2,250
Current assets held for sale, net	38,168
Liabilities:
Accounts payable	106
Accrued compensation and benefits	172
Operating lease liabilities	219
Deferred tax liability	2,575
Other current liabilities	13
Liabilities held for sale	$3,085

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Note payable to Squadron	$19,883	$19,856
Short-term debt with Squadron	30,000	—
Mortgage payable to affiliate	1,330	1,418
Total debt	51,213	21,274
Less: current maturities	30,123	118
Long-term debt with affiliate, net of current maturities	$21,090	$21,156

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

The fair value of our notes payable to Squadron were estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At September 30, 2019, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2018, the mortgage balance was $1,418 of which current principal due of $118 was included in current portion of long-term debt. At September 30, 2019, the mortgage balance was $1,330 of which current principal due of $123 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $1,297 and $608 for the three months ended September 30, 2019 and 2018, respectively, and $2,232 and $1,722 for the nine months ended September 30, 2019 and 2018, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $41 and $37 for the three months ended September 30, 2019 and 2018, respectively, and $115 and $108 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, $41 and $37, respectively, was due to CASE.

NOTE 7 - INCOME TAXES

For the three and nine month periods ended September 30, 2019 and 2018, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2019 and December 31, 2018, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2018, we had available federal and state tax loss carryforwards of $87,345 and tax credits for federal and state tax purposes of $335 which begin to expire in 2028. Any losses incurred in 2018 and beyond do not expire. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062, which is increased by $2,302 annually over the first five years as a result of an unrealized built in gain. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018 and through September 30, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2019	112,094	$30.32	1.8
Exercised	(38,920)	29.98
Forfeited or expired	(2,546)	27.61
Outstanding at September 30, 2019	70,628	$30.97	1.4

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At September 30, 2019 and December 31, 2018, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine month periods ended September 30, 2019 and 2018, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2019	177,293	2.2
Granted	154,269
Forfeited	(9,616)
Vested	(4,444)
Outstanding at September 30, 2019	317,502	1.9
Restricted stock exercisable at September 30, 2019	—

At September 30, 2019, there was $6,823 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $733 and $267 for the three months ended September 30, 2019 and 2018, respectively, and $1,896 and $2,899 for the nine months ended September 30, 2019 and 2018, respectively.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2019	6,790	$27.81
Forfeited or expired	(6,386)	—
Outstanding at September 30, 2019	404	$30.97

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a ten-year term. At September 30, 2019, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders - basic and diluted	$(2,664)	$(1,865)	$(8,302)	$(9,557)

Weighted average number of shares - basic and diluted	14,639,020	12,624,858	14,487,015	12,417,972
Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.18)	$(0.15)	$(0.57)	$(0.77)

(1) The effect of discontinued operations on loss per share has not been presented for 2019 as it is not material.

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Nine Months Ended September 30,
	2019	2018
Restricted stock	317,502	174,541
Stock options	70,628	114,774
Warrants	404	18,566
Total shares	388,534	307,881

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and nine months ended September 30, 2019 or 2018. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2019 and December 31, 2018.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2019	2018	2019	2018
U.S.	$16,785	$12,421	$40,900	$32,532
International	3,959	3,399	12,700	10,459
Total	$20,744	$15,820	$53,600	$42,991

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2019	2018	2019	2018
Trauma and deformity	$13,836	$10,562	$35,740	$29,545
Scoliosis	6,470	5,027	16,594	12,609
Sports medicine/other	438	231	1,266	837
Total	$20,744	$15,820	$53,600	$42,991

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and nine months ended September 30, 2019 and 2018.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 5), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure Medical of $838 and $738 for the three months ended September 30, 2019 and 2018, respectively, and $3,331 and $3,004 for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the Company has recorded a lease liability of $69 and corresponding right-of-use-asset of $70 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay and has set a scheduling conference for November 12, 2019 concerning the matter. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could materially affect our financial position, results of operations and cash flows.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

Royalties

As of September 30, 2019, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2019, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We currently market 31 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 34 independent sales agencies employing more than 158 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase (Decrease)%		2019	2018	Increase (Decrease)%
Net revenue	$20,744	$15,820	$4,924	31%	$53,600	$42,991	$10,609	25%
Cost of revenue	4,849	3,843	1,006	26%	13,431	10,825	2,606	24%
Sales and marketing expenses	8,771	7,150	1,621	23%	22,924	20,005	2,919	15%
General and administrative expenses	7,267	4,877	2,390	49%	19,448	16,393	3,055	19%
Research and development expenses	1,396	1,122	274	24%	3,843	3,455	388	11%
Other expenses	1,338	693	645	93%	2,310	1,870	440	24%
Net loss from continuing operations	$(2,877)	$(1,865)	$1,012	54%	$(8,356)	$(9,557)	$(1,201)	(13)%
Net gain from discontinued operations	$213	$—	$213	—%	$54	$—	$54	—%
Net loss	$(2,664)	$(1,865)	$799	43%	$(8,302)	$(9,557)	$(1,255)	(13)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2019	2018	2019	2018
U.S.	$16,785	$12,421	$40,900	$32,532
International	3,959	3,399	12,700	10,459
Total	$20,744	$15,820	$53,600	$42,991

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2019	2018	2019	2018
Trauma and deformity	$13,836	$10,562	$35,740	$29,545
Scoliosis	6,470	5,027	16,594	12,609
Sports medicine/other	438	231	1,266	837
Total	$20,744	$15,820	$53,600	$42,991

Net revenue increased $4.9 million, or 31%, from $15.8 million for the three months ended September 30, 2018 to $20.7 million for the three months ended September 30, 2019. The increase was due to trauma and deformity sales growth of $3.3 million, or 31%, primarily driven by sales of our Ex-Fix products, scoliosis sales growth of $1.4 million, or 29%, primarily driven by sales of our FIREFLY® Pedicle Screw Navigation Guides and BandLoc DUO products and sports medicine/other sales growth of $0.2 million, or 90%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Net revenue increased $10.6 million, or 25%, from $43.0 million for the nine months ended September 30, 2018 to $53.6 million for the nine months ended September 30, 2019. The increase was due to trauma and deformity sales growth of $6.2 million, or 21%, primarily driven by sales of our Ex-Fix, Pediatric Nailing Platform | Femur and PediPlate products, scoliosis sales growth of $4.0 million, or 32%, primarily driven by sales of our RESPONSE and FIREFLY® Pedicle Screw Navigation Guides and sports medicine/other sales of $0.4 million, or 51%. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.0 million, or 26%, from $3.8 million for the three months ended September 30, 2018 to $4.8 million for the three months ended September 30, 2019. The increase was due primarily to increased sales volume in both the U.S. and international markets, including instrument sets. Gross margin was 76% for the three months ended September 30, 2018 and 77% for the three months ended September 30, 2019.

Cost of revenue increased $2.6 million, or 24%, from $10.8 million for the nine months ended September 30, 2018 to $13.4 million for the nine months ended September 30, 2019. The increase was due primarily to increased sales volume in both the U.S. and international markets, including instrument sets. Gross margin was 75% for the nine months ended September 30, 2018 and 75% for the nine months ended September 30, 2019.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 23%, to $8.8 million for the three months ended September 30, 2019 from $7.2 million for the three months ended September 30, 2018. Sales and marketing expenses increased $2.9 million or 15% from $20.0 million for the nine months ended September 30, 2018 to $22.9 million for the nine months ended September 30, 2019. The increases for the three and nine month periods were due primarily to increased sales commission expenses, driven by the increase in unit volume sold.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 49%, from $4.9 million for the three months ended September 30, 2018 to $7.3 million for the three months ended September 30, 2019. General and administrative expenses increased $3.1 million, or 19%, from $16.4 for the nine months ended September 30, 2018 to $19.4 million for the nine months ended September 30, 2019. The increases for the three and nine month periods were due primarily to increased resources to support the growth of the business including higher quality and regulatory expenses. Depreciation and amortization expenses increased $0.6 million, or 80%, from $0.8 million for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019 and increased $1.1 million, or 53%, for the nine months ended September 30, 2019 from $2.1 million for the nine months ended September 30, 2018 to $3.2 million for the nine months ended September 30, 2019. The increases for the three and nine month periods were primarily due to increased investments in consigned surgical instrument sets and amortization of intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 24%, from $1.1 million for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019. Research and development expenses increased $0.4 million, or 11%, from $3.5 million for the nine months ended September 30, 2018 to $3.8 million for the nine months ended September 30, 2019. The increases for the three and nine month periods were driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $1.3 million and $0.7 million for the three months ended September 30, 2019 and 2018, and $2.3 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. Other expenses consist primarily of interest expense on our long-term debt. Interest expense decreased in early 2019 compared to 2018 following our $4 million payment on our revolving credit facility in late 2018, but increased in the period following the June 4, 2019 acquisition of Vilex and Orthex due to the new $30 million term loan used to finance a portion of the acquisition purchase price.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $11.4 million and $12.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $123.4 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2019, we had cash and cash equivalents of $19.7 million.

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

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities - continuing operations	$(11,433)	$(12,855)
Net cash provided by operating activities - discontinued operations	590	—
Net cash used in investing activities - continuing operations	(60,393)	(5,506)
Net cash provided by financing activities	31,053	242
Net decrease in cash and cash equivalents	$(40,183)	$(18,119)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $11.4 million and $12.9 million for the nine months ended September 30, 2019 and 2018, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $8.3 million and $8.4 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the primary driver of working capital cash usage was the increase in inventory of $6.5 million related to our sales growth.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $60.4 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities consisted primarily of the acquisition of Vilex and Orthex of $49.7 million, net of cash received, and the purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New

Zealand, Belgium and the Netherlands of $10.5 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. We also purchased an additional $0.2 million and $0.2 million in new product licenses during the nine months ended September 30, 2019 and 2018, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $31.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of the proceeds from the $30.0 million short-term debt borrowing related to the Vilex and Orthex acquisition and $1.1 million from the exercise of stock options, which were offset by $0.1 million in mortgage payments. Net cash used in financing activities consisted of the proceeds of $0.3 million from the exercise of stock options offset by the payment of $0.1 million in mortgage payments for the nine months ended September 30, 2018.

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

At September 30, 2019, we had approximately $49.9 million in outstanding indebtedness under the Amended Loan Agreement.

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

The Amended Loan Agreement includes events of default, the occurrence and continuation of any of which provides Squadron with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250 thousand. The occurrence of a material adverse change could result in the acceleration of payment of the debt.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 thousand, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.3 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.

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

For further information regarding our critical accounting policies, see “Note 2 - Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019. There have been no material changes, other than the adoption of ASU 2016-02 "Leases", the purchase price accounting for the Vilex and Orthex acquisition and the discontinued operations presentation of Vilex during the three and nine months ended September 30, 2019.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay and has set a scheduling conference for November 12, 2019 concerning the matter. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could materially affect our financial position, results of operations and cash flows.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

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

None.

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

31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)INline
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

+ Filed herewith.

++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
November 8, 2019	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

November 8, 2019	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer