Form 10-K
period 2019-12-31
ORTHOPEDIATRICS CORP
filed 2020-03-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38242

ORTHOPEDIATRICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-1761833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2850 Frontier Drive Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 268-6379

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value per share	KIDS	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Small Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $348.9 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant on June 30, 2019 have been excluded in that such persons may be deemed to be affiliates.

As of March 3, 2020, the registrant had 16,881,192 outstanding shares of common stock, $0.00025 par value per share.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
CASE	Case Western Reserve University
CE Mark	Conformite Europeene Mark used for medical devices in the EEA
CFC	Controlled foreign corporations under the Tax Act
CME	Continuing medical education
CMO	Company’s Chief Medical Officer
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	OrthoPediatrics Foundation for Education and Research
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
GILTI	Global Intangible Low Taxed Income under the Tax Act
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
LLD	Limb length discrepancies
MDR	EU’s Medical Device Regulation
MPFL	Medial petellofemoral ligament
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
PMA	Premarket Approval Application with the FDA
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
SEC	United States Securities and Exchange Commission
Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Tax Act	Tax Cuts and Jobs Act signed into law on December 22, 2017
Vilex	Vilex in Tennesee, Inc., which was acquired by the Company on June 4, 2019 and sold on December 31, 2019
Vilex Companies	The combination of Vilex in Tennessee, Inc. and Orthex, LLC which were acquired by the Company on June 4, 2019

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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSE Spine, BandLoc, Pediguard, Pediatric Nailing Platform | Femur, Orthex and QuickPackTM, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In early 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. Operations began in the United Kingdom on April 3, 2017, in Australia on May 1, 2017 and New Zealand on July 1, 2017. In September 2018, we further expanded operations in Canada selling directly to local hospitals, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe.

On June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60 million in total consideration. Vilex and Orthex (collectively, the "Vilex Companies") are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies.

On December 31, 2019, we divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron Capital LLC ("Squadron") in exchange for a $25.0 million reduction in a Term Note owed to Squadron in connection with the initial acquisition. As part of the sale, we also entered into (i) an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property and (ii) an exclusive mutual distribution agreement with Squadron permitting both companies to distribute certain of the other's products. We recognized a loss of $1.0 million on the sale of Vilex.

In December 2018, the Company completed a follow-on offering of shares of common stock, in which it sold 1,725,000 shares at an offering price of $27.00 per share, raising a total of $43.4 million in net proceeds after deducting underwriting commissions and offering expenses.

In December 2019, the Company completed a follow-on offering of shares of common stock, in which it sold 1,755,500 shares at an offering price of $36.50 per share, raising a total of $60.0 million in net proceeds after deducting underwriting commissions and offering expenses.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

All intercompany transactions are eliminated in the consolidated financial statements.

As of December 31, 2019, the Company had consolidated total assets of $194.6 million, consolidated total liabilities of $52.2 million and stockholders’ equity of $142.4 million. As of December 31, 2019, the Company and its subsidiaries had 94 full-time equivalent employees.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website under the Investor Relations tab at
http://www.orthopediatrics.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Those filings are accessible on the SEC’s website at http://www.sec.gov.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market 33 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine procedures. Our products have proprietary features designed to:

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. As of December 31, 2019, our U.S. sales organization consisted of 38 independent sales agencies employing more than 167 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 76% and 75% of our revenue in 2019 and 2018, respectively. Outside of the United States, our sales organization consisted of 39 stocking distributors and seven independent sales agencies in 43 countries. In addition, beginning in 2017, we began to supplement the use of distributors with direct sales programs in select international markets where we work through sales agencies that are paid a commission. These new arrangements are expected to generate an increase in revenue and gross margin.

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

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2019, we conducted more than 230 training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $72.6 million for the year ended December 31, 2019, reflecting a growth rate each year of at least 20%. For the years ended December 31, 2019, 2018 and 2017, our revenue was $72.6 million, $57.6 million and $45.6 million, respectively. As of December 31, 2019, our accumulated deficit was $128.8 million.

We believe we have a history of efficient capital utilization, and we intend to scale our business model by continuing to implement the successful strategy that has sustained our growth. This strategy includes increasing investment in consigned implant and instrument sets in the United States and select international markets, expanding our innovative product line by leveraging our efficient product development process, strengthening our global sales and distribution infrastructure, broadening our commitment to clinical education and research, and deepening our culture of continuous improvement. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market in a capital-efficient manner and further strengthen our position as the category leader in pediatric orthopedics. The primary challenges to maintaining our growth in a market that has not historically relied on age-specific implants and instruments have been insufficient implant/instrument sets and overcoming older surgeons’ familiarity with repurposing adult implants for use in children. Our efforts in surgeon training, collaboration and marketing address the inertia of using repurposed adult products, particularly with younger surgeons.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants and instruments. In 2019, there were more than 1,400 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $3.2 billion opportunity globally, including over $1.4 billion in the United States. The chart below provides the estimated sizes of the four categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2019 based on typical industry growth rates and the addition of the external fixation market.

	Trauma and Deformity	Scoliosis	Sports Medicine	Smart Implants
U.S. Pediatric Orthopedic Implant Market	$586 Million	$308 Million	$170 Million	$363 Million

We estimate that the United States represented approximately 45% of the total global orthopedic implant market, both adult and pediatric, and that this geographic segmentation similarly applies to the global pediatric orthopedic implant market.

Overviews of the three categories of the trauma and deformity, scoliosis and sports medicine markets that we currently serve, and the smart implant market that we are planning to enter, are as follows:

Trauma and Deformity Correction

Trauma and deformity correction procedures involve placing metal plates and screws on the outside of the bone or long nails inside the canal of the bone, known as flexible and rigid intramedullary nails, to stabilize fractures and allow them to heal. Trauma and deformity procedures also include osteotomies, or surgical cutting of the bone, the use of metal implants to correct angular bone deformities or limb length discrepancies and external fixation.

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

• Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2019, we conducted more than 230 training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

• Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions. Last year, we estimate that our products were used in surgeries for 29,400 children. We currently market 33 surgical systems consisting of more than 7,300 stock keeping units, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries. Since inception, our average clearance time with the FDA has been 93 days, which we believe is less than half of the average approval time for all medical devices over the past five years. This is due in part to the impact of the Pediatric Medical Device Safety and Improvement Act of 2007, which encourages pediatric medical device research and development and aids the FDA in tracking the number and types of medical devices approved specifically for children.

• Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. We believe we are the only orthopedic company with a non-founding former pediatric orthopedic surgeon serving as CMO. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2019, we conducted more than 230 training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

• Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. As of December 31, 2019, our U.S. sales organization consisted of 38 independent sales agencies employing more than 167 sales representatives. Outside of the United States, we work with 39 independent distributors and 7 independent sales agencies in 43 countries. We estimate that 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in only 268 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

• Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis business are each led by a vice president, who chairs a business team composed of representatives from research and development, quality and regulatory, operations, sales and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. For four years we have been named one of the Best Companies to work for in Indiana. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their field.

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

• Capitalize on Our Efficient Product Development Process to Expand Our Innovative Products. We have a track record of introducing innovative products that meet the clinical needs of pediatric orthopedic surgeons and their patients. We believe many of these products are becoming the standard of care in pediatric orthopedic surgery, and we intend to increase our investment in research and development of new products to 7-9% of sales. We aim to surround our customers with all the important surgical systems they need to do their work, and our product pipeline includes a number of new systems and product line extensions. We aspire to launch at least one new surgical system and multiple product line extensions in our trauma and deformity and scoliosis businesses each year for the foreseeable future. We intend to leverage our market knowledge and our relationships with leading pediatric orthopedic surgeons to continue developing innovative technologies and bringing them to market quickly. We believe broadening our product offering will strengthen our position as the comprehensive solution provider for pediatric orthopedic surgeons, deepen our relationships with existing customers, lead to the acquisition of new customers and enhance our reputation.

• Strengthen Our Global Sales and Distribution Infrastructure. We believe there is significant opportunity for us to leverage our exclusive focus on pediatric orthopedic surgery and expand our market penetration and share. We intend to continue investing in our global sales and distribution organization by increasing the number and upgrading the quality of our independent sales agencies and distributors through recruitment, adding clinical and sales training programs. Starting in 2017, we also began to supplement our use of sales agencies with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we further expanded our international sales program in Canada, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, and we consign sets to hospitals, ship replacement products, bill and collect receivables. This is expected to generate an increase in revenue and gross margin. Many experienced sales agencies and distributors have been impacted by ongoing consolidation in the orthopedic industry and, as a result, we believe are eager to adopt new product lines like ours. We believe these continued investments will strengthen our relationships with pediatric orthopedic surgeons, expand our presence in the hospitals where pediatric orthopedic surgery is performed and leverage our proprietary technologies to enhance the field of pediatric orthopedic surgery.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 33 surgical systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 3,044 implants and bone fixation devices for the femur, tibia, upper extremities and external fixation. Our global revenue from this category for the year ended December 31, 2019 was $49.4 million, or 68% of total revenue, which represented growth of 24% over the prior year. Global revenue from this category for the years ended December 31, 2018 and 2017 was $39.7 million and $32.8 million or 69% and 72% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLoc 5.5mm/6.0mm sub-laminar banding system, and FIREFLY® Pedicle Screw Navigation Guides. Our global revenue from this category for the year ended December 31, 2019 was $21.5 million, or 30% of total revenue, which represented growth of 29% over the prior year. Global revenue from this category for the years ended December 31, 2018 and 2017 was $16.7 million and $11.6 million or 29% and 25% of total revenue, respectively.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL and MPFL Reconstruction system. Our global revenue from this category for the year ended December 31, 2019 was $1.7 million, or 2% of total revenue, which represented growth of 41% over the prior year. Global revenue from this category for the years ended December 31, 2018 and 2017 was $1.2 million and $1.2 million or 2% and 3% of total revenue, respectively.

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

Slipped Capital Femoral Ephiphysis, or SCFE

In early 2020, we will launch a system to treat slipped capital femoral ephiphysis. This system will consist of a line of implants and enhanced instrumentation to treat this common injury to the ball of the upper femur.

Pediatric Nailing Platform | Tibia

In late 2020, we plan to launch the Pediatric Nailing Platform | Tibia, which will utilize the same enhanced instrumentation in the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This system will treat deformities and traumatic injuries of the tibia.

RESPONSETM Neuromuscular

In the first half of 2020, we will launch the RESPONSETM Neuromuscular system which will provide surgeons with additional implants to our RESPONSETM systems to treat the complex deformities associated with neuromuscular scoliosis.

Osteogenesis Imperfecta Nail System

Brittle bone disease poses a number of challenges for orthopedic surgeons. We are developing a passive growing nail that will maximize rotational stability, addressing the primary deficiency of the product that has historically been used to perform this surgery. This system is currently in late-stage development with the goal of a 510(k) submission to the FDA in 2020.

Active Growing Implants

We are developing a new generation of adjustable implant systems, which we refer to as our Active Growing Implants. Our Active Growing Implants will utilize a non-magnetic power source of significantly greater strength and control than the current technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We are developing our Active Growing Implants for the treatment of early onset scoliosis and limb length discrepancies. We believe these products will be a natural complement to our current product offering. While we have an active program underway in the development of these systems, the dates of completion, 510(k) submission to the FDA and market introduction are uncertain at this time.

Spine Tethering

Spine tethering is an emerging procedure in which one side of the spine is secured while the other side is able to continue growing, thus enabling the spine’s curvature to self-correct. This procedure is now being performed using an adult lumbar fixation device. Because the procedure does not fuse the spine, it is reversible and has been used in patients as young as the age of 10. We are pursuing technology that is pediatric-specific and will be combined with purpose-built instruments to facilitate placement. We have an active program underway to develop this technology and instrumentation with the goal of market introduction in 2021. However, the regulatory requirements of this technology are uncertain at this time.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. As of December 31, 2019, our U.S. sales organization consisted of 38 independent sales agencies employing 167 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such agencies represented 76% of our revenue in 2019 and 75% in 2018.

Outside of the United States, our sales organization consisted of 39 independent stocking distributors and seven independent sales agencies in 43 countries, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Japan. In 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we began selling direct in Canada, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. We consign sets to hospitals, ship replacement products, bill and collect receivables. These new arrangements are expected to generate an increase in revenue and gross margin. We plan to continue to make similar transitions in select international markets that we believe would benefit from a sales agency model.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2019, we conducted more than 230 training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. In 2018 and 2019, we sponsored the fourth and fifth Annual International Children's Spine Symposium, respectively, each of which was held in Orlando, Florida, and we prepared the third and fourth Annual Pediatric Orthopedic Surgical Techniques Course, respectively, each of which was held at The Medical Education and Research Institute in Memphis, Tennessee. We also sponsor the annual Akron Pediatric Orthopedic Residents Review Course for over 100 residents from hospitals across the Midwest and the second annual PediOrthoWest resident review program that attracted more than 30 residents from hospitals in Northern California. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research: the Pediatric Orthopaedic Society of North America, the International Pediatric Orthopaedic Symposium, the European Pediatric Orthopaedic Society, the American

Academy for Cerebral Palsy and Developmental Medicine and the Pediatric Research in Sports Medicine Society. Additionally, we are a sponsor of the two major spine deformity organizations, the Scoliosis Research Society and the International Meeting on Advanced Spine Techniques. We are also the founding and leading sponsor of the Pediatric Research in Sports Medicine Society and have significantly increased our sponsorship of the Baltimore Limb Deformity Course. Our support of these organizations demonstrates our commitment to the clinical training and research these organizations sponsor. We believe this support enhances our reputation as the category leader in pediatric orthopedics.

Additionally, during 2018 and 2019, we funded the OrthoPediatrics Foundation for Education and Research ("Foundation") as a 501(c)3 public charity. The Foundation is led by the Company's Chief Medical Officer and a board composed of nine eminent pediatric orthopedic educators. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commerical education programs and clinical research.

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

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2019, we owned 15 issued U.S. patents and 18 issued foreign patents and we had 24 pending U.S. patent applications and 16 foreign patent applications. As of December 31, 2019, two of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2035, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2019, we owned fourteen U.S. trademark registrations and two pending U.S. trademark applications, as well as 23 registrations in other jurisdictions worldwide.

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

• effective marketing and distribution; and

• speed to market.

We have competitors in each of our three product categories, including the DePuy Synthes Companies (a subsidiary of Johnson & Johnson), Medtronic plc, Smith & Nephew plc and Orthofix. We believe we have the broadest product offering across these categories relative to these competitors. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, are cost effective and are safe and effective. They also require a dedicated selling organization that is viewed by pediatric orthopedic surgeons as a consultative resource that can attend surgery.

Employees

As of December 31, 2019, we employed 94 full-time employees, 20 of whom were engaged in research and development and 27 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or PMA approval. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device.

These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. Our currently marketed products are Class I and exempted from premarket notification, or Class II/ or unclassified devices subject to 510(k) clearance.

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

In order to demonstrate safety and performance for their medical devices, manufacturers must evaluate applicable clinical data in accordance with the requirements of Annex X to the Medical Devices Directive and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical data may be in the form of relevant scientific literature of an equivalent device, clinical investigations of the device, or both. Clinical investigations for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

The Medical Devices Regulation, or MDR, entered into force in May 2017 and becomes applicable three years thereafter. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements.

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

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices (which was permanently repealed December 20, 2019), provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

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

Anti-Bribery and Corruption Laws

Our U.S. operations are subject to the U.S. Foreign Corrupt Practices Act of 1977 or FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.

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

We incurred net losses in all fiscal years since inception. We incurred net losses of $13.7 million, $12.0 million and $8.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As a result of ongoing losses, as of December 31, 2019, we had an accumulated deficit of $128.8 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. In addition, our general and administrative expenses have increased following our initial public offering due to the additional costs associated with being a public company. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our loan agreements, cash receipts from sales of our products and net proceeds from our December 2019 and 2018 follow-on offerings of common stock will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from prior stock offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

On December 31 2017, we entered into a Fourth Amended and Restated Loan and Security agreement with Squadron Capital LLC ("Squadron"), which was further amended in May 2019 (as amended, the "Amended Loan Agreement"). The Amended Loan Agreement currently provides for a $20.0 million term loan and a $15.0 million revolving credit facility.

As of December 31, 2019, we had approximately $24.9 million in outstanding indebtedness under the Amended Loan Agreement. The Amended Loan Agreement restricts our ability to, among other things:

• dispose of or sell our assets;

• modify our organizational documents;

• merge with or acquire other entities or assets;

• incur additional indebtedness;

• create liens on our assets;

• pay dividends; and

• make investments.

The covenants in the Amended Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Amended Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Amended Loan Agreement to become immediately due and payable and terminate all commitments to extend further credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness — Loan Agreement.”

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

As of December 31, 2019, we had federal net operating loss carryforwards of $86.8 million and state net operating loss carryforwards of $64.0 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets were fully offset by a valuation allowance as of December 31, 2019 and 2018, and no income tax benefit has been recognized in continuing operations. Under the newly enacted federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited. Each state jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $49.0 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. As of December 31, 2019, our sales organization consisted of 39 independent stocking distributors and seven independent sales agencies in 43 countries. In 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we began to sell direct in Canada, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. Our operating results are directly dependent upon the sales and marketing efforts of our independent sales agencies and distributors. If our independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2019, 2018 or 2017, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $45.6 million for the year ended December 31, 2017 to $72.6 million for the year ended December 31, 2019. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in 43 countries outside of the United States. For the years ended December 31, 2019, 2018 and 2017, approximately 24%, 24% and 23% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and will become applicable in 2020. The Company can continue marketing under the old regulation until March 2021. The MDR imposes additional reporting requirements on manufacturers of high-risk medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance and provides for more strict clinical evidence requirements.

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

In the United States, our products are primarily sold by a network of 38 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to purchase any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of 39 independent stocking distributors and seven independent sales agencies. We sell our products in 43 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales to two of our independent sales agencies accounted for 12.3% and 12.2%, respectively, of our revenue in 2019. Sales to two of our independent sales agencies accounted for 12.1% and 11.2%, respectively, of our revenue in 2018. Sales to two of our independent sales agencies accounted for 10.1% and 10.1%, respectively, of our revenue in 2017. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2019, we owned 15 issued U.S. patents and 18 issued foreign patents and we had 24 pending U.S. patent applications and 16 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2035.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we have a total of 16,723,128 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. However, the resale of an aggregate of 5,941,937 shares have been restricted until March 11, 2020, as a result of lock-up agreements executed by our directors, certain of our executive officers and certain other shareholders in conjunction with our December 2019 follow-on offering. The underwriters who are party to the lock-up agreements may, however, in their sole discretion, permit the stockholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up period. In addition, holders of an aggregate of approximately 5,382,110 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2019, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 35.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests.

For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, four members of our board are Squadron designees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and occupy approximately 22,000 square feet of office space in Warsaw, Indiana, following an expansion of our existing warehouse facilities in 2018 and opened an office in the Netherlands in January 2019. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our

RESPONSE spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued its Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute, but we continue to welcome constructive discussions on a negotiated settlement. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

HOLDERS OF RECORD

At the close of business on March 3, 2020, the number of shares outstanding was 16,881,192. There were 176 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2019.

RECENT SALES OF UNREGISTERED SECURITIES

None except as otherwise described in a Current Report on Form 8-K or a Quarterly Report on form 10-Q.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	389,034	$29.24	962,094
Total	389,034	$29.24	962,094

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements.

(In Thousands, Except Share Data)	2019	2018	2017	2016	2015
Operations
Net revenue	$72,552	$57,559	$45,620	$37,298	$31,004
Cost of revenue	17,933	14,879	11,170	10,931	9,367
Gross profit	54,619	42,680	34,450	26,367	21,637
Operating loss (1) (3)	(9,077)	(9,553)	(6,472)	(6,127)	(6,592)
Total other expenses	3,608	2,472	2,460	445	1,261
Net loss from continuing operations (1) (3)	(12,685)	(12,025)	(8,932)	(6,572)	(7,891)
Loss from discontinued operations	(1,046)	—	—	—	—
Net loss (1) (3)	(13,731)	(12,025)	(8,932)	(6,572)	(7,891)
Adjusted EBITDA (4)	(1,066)	(3,476)	(58)	(995)	(3,547)
Per Share Data
Net loss from continuing operations per share attributable to common stockholders - basic and diluted (2)	$(0.87)	$(0.96)	$(5.86)	$(7.14)	$(7.27)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	(0.07)	—	—	—	—
Net loss per share attributable to common stockholders - basic and diluted	$(0.94)	$(0.96)	$(5.86)	$(7.14)	$(7.27)
Balance Sheet Data
Total assets	$194,564	$112,105	$82,301	$30,676	$30,691
Total liabilities	52,203	30,373	34,806	24,682	19,376
Redeemable convertible preferred stock	—	—	—	71,303	65,427
Total stockholders' equity (deficit)	142,361	81,732	47,495	(65,309)	(54,112)
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

(3) The 2016 results includes $1,979 of expenses related to our aborted IPO.

(4) EBITDA is a non-GAAP financial measure which consists of net loss attributable to OrthoPediatrics Corp. before interest, other expense (income) and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back stock-based compensation expense, accelerated vesting of restricted stock upon our IPO, acquisition related costs (consisting of accounting and legal fees) and initial public offering costs. Adjusted EBITDA is presented because we believe it is a useful indicator of our operating performance. Management uses the measure as a measure of the Company's operating performance and for planning purposes, including financial projections. We believe this measure is useful to investors as supplemental information because it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We believe Adjusted EBITDA is useful to its management and investors as a measure of comparative operating performance from period to period. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, net income or loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed to imply that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, the measure is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect certain cash requirements such as debt service requirements, capital expenditures and other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and other potential cash requirements. In evaluating Adjusted EBITDA, you should be aware that in the future the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that its future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on the Company’s GAAP results in addition to using Adjusted EBITDA on a supplemental basis. Our definition of this measure is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The schedule below contains a reconciliation of Net loss from continuing operations to Adjusted EBITDA.

(In Thousands, Except Share Data)	2019	2018	2017	2016	2015
Net Loss from Continuing Operations	$(12,685)	$(12,025)	$(8,932)	$(6,572)	$(7,891)
Interest expense, net	3,538	2,255	2,490	1,476	1,230
Other expense (income)	70	217	(30)	(1,031)	31
Depreciation and amortization	4,671	2,892	2,405	1,902	1,854
Stock-based compensation	2,603	1,199	1,429	1,251	1,229
Accelerated vesting of restricted stock upon our IPO	—	1,986	2,049	—	—
Acquisition related costs	737	—	—	—	—
Initial public offering costs	—	—	—	1,979	—
Adjusted EBITDA	$(1,066)	$(3,476)	$(58)	$(995)	$(3,547)

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

We currently market 33 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 38 independent sales agencies employing 167 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

On June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60.2 million in total consideration, net of working capital adjustments. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies.

On December 31, 2019, we divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron Capital LLC ("Squadron") in exchange for a $25.0 million reduction in a Term Note owed to Squadron in connection with the initial acquisition. As part of the sale, we also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property. The total consideration of $25.0 million included $12.6 million allocated to the divested Vilex business and $12.4 million to the license and distribution agreement.

We market and sell our products internationally in 43 countries through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our use of sales agencies with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. In 2018, we further expanded to sell direct in Canada, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2019, 2018 and 2017, international sales accounted for approximately 24%, 24% and 23% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $72.6 million for the year ended December 31, 2019, reflecting a growth rate each year of at least 20%. For the years ended December 31, 2019, 2018 and 2017, our revenue was $72.6 million, $57.6 million and $45.6 million, respectively, and our net loss was $13.7 million, $12.0 million and $8.9 million, respectively. Our net loss for the year ended December 31, 2018 and 2017, included $2.0 million and $2.0 million, respectively, of non-cash accelerated vesting of restricted stock compensation expense related to our October 2017 IPO.

Components of our Results of Operations

Revenue

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

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received. Until such payment, cost of revenue was recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our consolidated balance sheets.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $3.4 million, $2.8 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business as well as increased set deployment. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Public Offering Costs

During the year ended December 31, 2017, we incurred $1.8 million of costs, primarily consisting of legal, accounting and other direct fees and costs related to our initial public offering, or our IPO. These costs were initially deferred and capitalized and then reclassified to stockholders’ equity at the conclusion of our IPO on October 12, 2017. In October 2017, we also recorded $2.0 million non-cash restricted stock expense related to the accelerated vesting associated with our IPO.

On December 11, 2018, we completed a follow-on offering and incurred $0.4 million of costs primarily consisting of legal, accounting and other direct fees and costs. These costs were recorded and then reclassified to stockholders' equity. During the first four months of 2018, we also recorded an additional $2.0 million non-cash restricted stock expense related to the accelerated vesting associated with our IPO.

On December 13, 2019, we completed another offering of shares of common stock. Offering expenses of $0.2 million, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholder's equity at the conclusion of our offering.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018:

(in thousands, except percentages)	2019	2018	Increase (Decrease)	% Increase (Decrease)
Net revenue	$72,552	$57,559	$14,993	26%
Cost of revenue	17,933	14,879	3,054	21%
Sales and marketing expenses	31,284	26,563	4,721	18%
General and administrative expenses	26,664	20,938	5,726	27%
Research and development expenses	5,748	4,732	1,016	21%
Other expenses	3,608	2,472	1,136	46%
Net loss from continuing operations	(12,685)	(12,025)	$(660)	5.5%
Net loss from discontinued operations	(1,046)	—	(1,046)	100%
Net loss	$(13,731)	$(12,025)	$(1,706)	14%
Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2019 and 2018:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2019	% of revenue	2018	% of revenue
U.S.	$55,055	76%	$43,461	76%
International	17,497	24%	14,098	24%
Total	$72,552	100%	$57,559	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2019	% of revenue	2018	% of revenue
Trauma and deformity	$49,371	68%	$39,695	69%
Scoliosis	21,485	30%	16,662	29%
Sports medicine/other	1,696	2%	1,202	2%
Total	$72,552	100%	$57,559	100%

Revenue increased $15.0 million, or 26%, from $57.6 million for the year ended December 31, 2018 to $72.6 million for the year ended December 31, 2019. The increase was due primarily to trauma and deformity sales growth of $9.7 million, or 24%, primarily driven by sales of our Pediatric Nailing Platform | Femur, PediPlate, and Orthex hexapod system, and scoliosis sales growth of $4.8 million, or 29%, primarily driven by sales of our RESPONSETM and other licensed products. Nearly all of the increase in each of the trauma and deformity and scoliosis categories was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $17.9 million and $14.9 million for the years ended December 31, 2019 and 2018, respectively. Gross margin was 75% for the year ended December 31, 2019 and 74% for the year ended December 31, 2018. The increase in gross margin was due primarily to a decrease in cost of goods sold related to the addition of sales agents in our international markets along with increased sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.7 million, or 17.8%, from $26.6 million for the year ended December 31, 2018 to $31.3 million for the year ended December 31, 2019. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $5.7 million, or 27%, from $20.9 million for the year ended December 31, 2018 to $26.7 million for the year ended December 31, 2019. The increase was due primarily to the addition of personnel and resources to support the growth of our business as well as increased quality and regulatory resources and consultants to comply with new FDA and EU regulatory requirements. Depreciation and amortization expenses increased $1.7 million, or 59%, from $2.9 million for the year ended December 31, 2018 to $4.6 million for the year ended December 31, 2019. The increase was primarily due to increased investments in consigned surgical instrument sets and amortization on intangible licenses. We also purchased $13.2 million in amortizable intangibles associated with the acquisition of Orthex on June 4, 2019, which increased amortization expense in the current year.

Research and Development Expenses

Research and development expenses increased $1.0 million, or 21%, from $4.7 million for the year ended December 31, 2018 to $5.7 million for the year ended December 31, 2019. The increase was due to the addition of personnel to support our product pipeline and the growth of our business.

Total Other Expenses

Total other expenses increased $1.1 million, or 46%, from $2.5 million for the year ended December 31, 2018 to $3.6 million for the year ended December 31, 2019. The expense in both of these periods consisted primarily of interest expense on long-term debt.

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets for the our results of operations for the years ended December 31, 2018 and 2017:

(in thousands, except percentages)	2018	2017	Increase (Decrease)	% Increase (Decrease)
Net revenue	$57,559	$45,620	$11,939	26%
Cost of revenue	14,879	11,170	3,709	33%
Sales and marketing expenses	26,563	20,527	6,036	29%
General and administrative expenses	20,938	16,972	3,966	23%
Research and development expenses	4,732	3,423	1,309	38%
Other expenses	2,472	2,460	12	—%
Net loss	$(12,025)	$(8,932)	$(3,093)	35%

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

Revenue increased $11.9 million, or 26%, from $45.6 million for the year ended December 31, 2017 to $57.6 million for the year ended December 31, 2018. The increase was due primarily to trauma and deformity sales growth of $6.9 million, or 21%, primarily driven by sales of our PediNail and PediFrag products, and scoliosis sales growth of $5.1 million, or 44%, primarily driven by sales of our RESPONSETM and other licensed products. Nearly all of the increase in each of the trauma and deformity and scoliosis categories was due to the increase in unit volume sold and not a result of price changes.

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

Sales and Marketing Expenses

Sales and marketing expenses increased $6.0 million, or 29%, from $20.5 million for the year ended December 31, 2017 to $26.6 million for the year ended December 31, 2018. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 23%, from $17.0 million for the year ended December 31, 2017 to $20.9 million for the year ended December 31, 2018. The increase was due primarily to the addition of personnel and resources to support the growth of our business, additional public company costs and additional non-recurring legal fees. Depreciation and amortization expenses increased $0.5 million, or 20%, from $2.4 million for the year ended December 31, 2017 to $2.9 million for the year ended December 31, 2018. The increase was primarily due to prior increased investments in consigned surgical instrument sets and amortization on intangible licenses.

Research and Development Expenses

Research and development expenses increased $1.3 million, or 38%, from $3.4 million for the year ended December 31, 2017 to $4.7 million for the year ended December 31, 2018. The increase was due to the addition of personnel to support our product pipeline and the growth of our business.

Other Expenses

Other expenses were $2.5 million for each of the years ended December 31, 2018 and 2017, respectively. The expense in both of these periods consisted primarily of interest expense on long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $17.8 million, $15.6 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $128.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2019 we had cash, cash equivalents and restricted cash of $72.0 million.

We believe our existing cash and cash equivalents, amounts available under the Loan Agreement, cash receipts from sales of our products and net proceeds from our December 2018 and December 2019 follow-on offerings will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Nonetheless, from time to time, we may seek additional financing sources to meet our working capital requirements, make continued research and development investments and make capital expenditures needed for us to maintain and grow our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(17,769)	$(15,583)	$(7,217)
Net cash used in investing activities	(61,922)	(5,965)	(6,544)
Net cash provided by financing activities	91,019	39,657	54,734
Effect of exchange rate changes on cash	8	—	—
Net increase in cash and restricted cash	$11,336	$18,109	$40,973

Cash Used in Operating Activities

Net cash used in operating activities was $17.8 million, $15.6 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $(11.4) million, $(9.6) million and $(4.2) million for the years ended December 31, 2019, 2018 and 2017, respectively. During 2019, we increased inventory by $9.8 million as we deployed additional inventory and accounts receivable increased by $5.8 million as our sales increased. During 2018, we increased inventory by $4.8 million as we deployed additional inventory following our IPO and accounts receivable increased by $3.8 million as our sales increased. During 2017, the primary driver of working capital cash use was a $4.3 million increase in warehouse inventory. We had a net loss of $13.7 million, $12.0 million and $8.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, which drove a difference in the use of operating cash between the periods. Our net loss for the years ended December 31, 2018 and 2017 each included a $2.0 million non-cash expense associated with the accelerated vesting of our restricted stock related to our IPO.

Cash Used in Investing Activities

Net cash used in investing activities was $61.9 million, $6.0 million and $6.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used in investing activities consisted primarily of purchases of instrument sets, which were consigned in the United States and select international markets, of $11.6 million, $5.2 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, we acquired the Vilex Companies for $49.8 million plus shares of common stock. In 2019, 2018 and 2017, we purchased an additional $0.3 million, $0.2 million and $1.3 million in new product licenses, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $91.0 million, $39.7 million and $54.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash provided by financing activities in 2019 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $60.0 million and $1.1 million related to proceeds from the exercise of stock options. We also had $30.0 million of proceeds from Term Loan B. Net cash provided by financing activities in 2018 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $43.4 million offset by a $4.0 million payment on our revolving credit facility. Net cash provided by financing activities during 2017 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $53.8 million and proceeds from the issuance of debt of $8.0 million, which was partially offset by payments of preferred stock dividends of $6.0 million and shares surrendered by employees to pay taxes on restricted stock of $1.0 million.

Indebtedness

Loan Agreement

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Squadron Capital LLC ("Squadron"). Under the terms of the Loan Agreement, Squadron has provided to us a term loan in the principal amount of $20.0 million, represented by a Term Note A, and a revolving loan in an aggregate principal amount that will not exceed $15.0 million ("Squadron revolving loan"). Interest on the term loan and revolving loan accrues at the lesser of (a) three month LIBOR plus 8.61%, and (b) 10.0% (the "Applicable Rate") and is payable monthly by us. The Loan Agreement expires in January 2023.

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a first Amendment (the "Amendment") to the Loan Agreement (as so amended, the "Amended Loan Agreement"), with Squadron. The Amended Loan Agreement provided for a new $30.0 million term loan facility, represented by a Term Note B, in addition to the existing $20.0 million Term Note A and $15.0 million revolving credit facility. Similar to the other facilities under the Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25.0 million received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5.0 million from the available Squadron revolving loan.

The largest principal amount outstanding under the Amended Loan Agreement at any time since December 2017 was $51.2 million, which included the $30.0 million Term Note B. As of December 31, 2019, we had approximately $24.9 million in outstanding indebtedness under the Amended Loan Agreement.

The fair value of our notes payable to Squadron were estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered Level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” As of December 31, 2019, the fair value approximated the carrying value.

As provided in the Amendment, Orthex became a "Borrower" under the Amended Loan Agreement and, as such, granted to Squadron a security interest in all of its personal property as collateral for all borrowings under the Amended Loan Agreement. In connection with the Amendment, the Company granted a security interest in (a) the units of membership interest in Orthex held by the Company, and (b) the shares of stock of Vilex held by the Company, as collateral for borrowings under the Amended Loan Agreement. Borrowings under the Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.3 million and $1.4 million as of December 31, 2019 and 2018, respectively.

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

Revenue Recognition

In the United States and in seven international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer.

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received. Until such payment, cost of revenue was recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our consolidated balance sheets.
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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of our one reporting unit exceeds its respective fair value.

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

Deferred Revenue

Deferred revenue consists of the unearned portion of the exclusive license arrangement to permit the purchasers of Vilex the ability to sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. This deferred revenue will be recognized on a proportional basis relative to the total expected Orthex sales subject to this license and distribution arrangement.

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

We recorded total stock-based compensation expenses of $2.6 million, $3.2 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. In October 2017, we recorded a $2.0 million non-cash restricted stock compensation expense related to the accelerated vesting of our restricted stock compensation expense in conjunction with our IPO. During the first four months of 2018, we recorded an additional $2.0 million non-cash restricted stock expense related to the accelerated vesting of our restricted stock following our IPO. We expect to continue to grant restricted stock and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expenses in future periods may increase.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total debt	$26,191	$124	$413	$25,370	$284
Minimum royalty payments	3,500	500	1,500	1,000	500
Lease agreements	63	22	41	—	—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Net Operating Losses

As of December 31, 2019, we had federal tax net operating loss carryforwards, or NOLs, of approximately $86.8 million and state NOLs of $64.0 million, which begin to expire in 2028 unless utilized. The deferred tax assets were fully offset by a valuation allowance as of December 31, 2019 and 2018, and no income tax benefit has been recognized in our consolidated statements of operations.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, annual use of our pre-change NOLs may be limited in the post-change period in the event that an ‘‘ownership change’’ occurs, which is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $49.0 million. An additional Section 382 ownership change was deemed to have occurred following our follow-on offering in December 2018 resulting in a limitation of approximately $9.7 million per year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash balances as of December 31, 2019 and 2018 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro and the Australian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by an immaterial amount for the years ended December 31, 2019, 2018 and 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OrthoPediatrics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The Company has significant transactions and relationships with a related party that are described in Note 14 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 5, 2020

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash	$70,777	$60,691
Restricted Cash	1,250	—
Accounts receivable - trade, less allowance for doubtful accounts of $506 and $134, respectively	16,003	8,999
Inventories, net	38,000	25,708
Notes receivable	564	502
Prepaid expenses and other current assets	1,464	1,256
Total current assets	128,058	97,156
Property and equipment, net	21,349	12,768
Other assets:
Amortizable intangible assets, net	14,484	1,921
Goodwill	26,183	—
Other intangible assets	4,490	260
Total other assets	45,157	2,181
Total assets	$194,564	$112,105
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$6,467	$3,971
Accrued compensation and benefits	4,349	3,552
Current portion of long-term debt with affiliate	124	118
Other current liabilities	2,723	1,576
Total current liabilities	13,663	9,217
Long-term liabilities:
Long-term debt with affiliate, net of current portion	26,067	21,156
Operating lease liabilities	63	—
Deferred revenue	12,410	—
Total long-term liabilities	38,540	21,156
Total liabilities	52,203	30,373
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 16,723,128 shares and 14,538,202 shares issued and outstanding as of December 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	271,182	197,442
Accumulated deficit	(128,822)	(115,091)
Accumulated other comprehensive loss	(3)	(623)
Total stockholders' equity	142,361	81,732
Total liabilities and stockholders' equity	$194,564	$112,105

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2019	2018	2017

Net revenue	$72,552	$57,559	$45,620
Cost of revenue	17,933	14,879	11,170
Gross profit	54,619	42,680	34,450
Operating expenses:
Sales and marketing	31,284	26,563	20,527
General and administrative	26,664	20,938	16,972
Research and development	5,748	4,732	3,423
Total operating expenses	63,696	52,233	40,922
Operating loss	(9,077)	(9,553)	(6,472)
Other expenses:
Interest expense, net	3,538	2,255	2,490
Other expense (income)	70	217	(30)
Total other expenses	3,608	2,472	2,460
Net loss from continuing operations	(12,685)	(12,025)	(8,932)
Net loss from discontinued operations	(1,046)	—	—
Net loss	$(13,731)	$(12,025)	$(8,932)
Net loss attributable to common stockholders	$(13,731)	$(12,025)	$(23,530)
Weighted average common shares - basic and diluted	14,624,194	12,567,387	4,017,330
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(0.87)	$(0.96)	$(5.86)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	(0.07)	—	—
Net loss per share attributable to common stockholders - basic and diluted	$(0.94)	$(0.96)	$(5.86)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(13,731)	$(12,025)	$(8,932)
Other comprehensive (loss) income:
Foreign currency translation adjustment	620	(758)	135
Other comprehensive (loss) income	620	(758)	135
Comprehensive loss	$(13,111)	$(12,783)	$(8,797)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value
Balance at January 1, 2017	1,000,000	$23,439	4,446,978	$47,864	2,421,599	$1	$12,824	$(78,134)	$—	$(65,309)
Net loss	—	—	—	—	—	—	—	(8,932)	—	(8,932)
Accretion of redeemable preferred stock to redemption value	—	1,500	—	3,063	—	—	(4,563)	—	—	(4,563)
Restricted stock	—	—	—	—	108,468	—	3,478	—	—	3,478
Shares surrendered by employees to pay taxes on restricted stock	—	—	—	—	(76,146)	—	(990)	—	—	(990)
Conversion of redeemable preferred shares to common stock upon IPO	(1,000,000)	(16,000)	(4,446,978)	(39,000)	3,649,475	1	54,996	—	—	54,997
Conversion of Series A redeemable preferred stock dividends to common stock upon IPO	—	(8,939)	—	—	687,616	—	8,939	—	—	8,939
Payment of Series B redeemable preferred stock dividends and reversal of 50% accrued dividends upon IPO	—	—	—	(11,927)	—	—	5,965	—	—	5,965
Series A redeemable preferred stock liquidation preference payment	—	—	—	—	1,230,769	—	16,000	(16,000)	—	—
Issuance of common stock, net of issuance cost	—	—	—	—	4,600,000	—	53,775	—	—	53,775
Other comprehensive income	—	—	—	—	—	—	—	—	135	135
Balance at December 31, 2017	—	—	—	—	12,621,781	2	150,424	(103,066)	135	47,495
Net loss	—	—	—	—	—	—	—	(12,025)	—	(12,025)
Restricted stock	—	—	—	—	177,208	1	3,185	—	—	3,186
Stock option exercise	—	—	—	—	14,213	—	410	—	—	410
Issuance of common stock, net of issuance cost	—	—	—	—	1,725,000	1	43,423	—	—	43,424
Other comprehensive income	—	—	—	—	—	—	—	—	(758)	(758)
Balance at December 31, 2018	—	—	—	—	14,538,202	4	197,442	(115,091)	(623)	81,732
Net loss	—	—	—	—	—	—	—	(13,731)	—	(13,731)
Consideration for Vilex and Orthex Acquisition	—	—	—	—	245,352	—	10,000	—	—	10,000
Restricted stock	—	—	—	—	145,153	—	2,603	—	—	2,603
Stock option exercise	—	—	—	—	38,921	—	1,141	—	—	1,141
Issuance of common stock, net of issuance cost	—	—	—	—	1,755,500	—	59,996	—	—	59,996
Other comprehensive income	—	—	—	—	—	—	—	—	620	620
Balance at December 31, 2019	—	$—	$—	$—	16,723,128	$4	$271,182	$(128,822)	$(3)	$142,361
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net loss	$(13,731)	$(12,025)	$(8,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	210	—	—
Depreciation and amortization	4,671	2,892	2,405
Stock-based compensation	2,603	3,185	3,478
Changes in certain current assets and liabilities:
Accounts receivable - trade	(5,820)	(3,801)	(1,505)
Inventories	(9,767)	(4,801)	(4,410)
Prepaid expenses and other current assets	(137)	(425)	(598)
Accounts payable - trade	2,401	(1,524)	1,952
Accrued expenses and other liabilities	1,946	947	258
Other	(1)	(31)	135
Net cash used in operating activities - continuing operations	(17,625)	(15,583)	(7,217)
Net cash used by operating activities - discontinued operations	(144)	—	—
Net cash used in operating activities	(17,769)	(15,583)	(7,217)
INVESTING ACTIVITIES
Acquisition of Vilex, net of cash acquired	(49,836)	—	—
Purchase of notes receivable	—	(502)	—
Purchases of licenses	(270)	(210)	(1337)
Purchases of property and equipment	(11,816)	(5,253)	(5,207)
Net cash used in investing activities	(61,922)	(5,965)	(6,544)
FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	30,000	—	7,992
Payment of revolving credit facility with affiliate	—	(4,065)	—
Proceeds from issuance of common stock, net of issuance costs	59,996	43,425	53,775
Payment of preferred stock dividends	—	—	(5,965)
Proceeds from exercise of stock options	1,141	410	—
Shares surrendered by employees to pay taxes on restricted shares	—	—	(990)
Payments on mortgage notes	(118)	(113)	(78)
Net cash provided by financing activities	91,019	39,657	54,734
Effect of exchange rate changes on cash	8	—	—
NET INCREASE IN CASH	11,336	18,109	40,973
Cash, beginning of year	60,691	42,582	1,609
Cash and restricted cash, end of period	72,027	60,691	42,582
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,229	$2,255	$2,490
Accretion of redeemable convertible preferred stock	$—	$—	$4,563
Transfer of instruments from property and equipment to inventory	$1,037	$362	$1,249
Acquisition consideration of common shares	$10,000	$—	$—
Intellectual property license (See Note 4)	$12,410	$—	$—
Divestiture consideration allocated to assets held for sale (See Note 4)	$12,590	$—	$—
Payment of Term Note B with revolving credit facility (See Note 8)	$5,000	$—	$—

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019 and 2018 and for the three years in the period ended
December 31, 2019
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSE Spine, BandLoc, Pediguard, Pediatric Nailing Platform | Femur, Orthex, and QuickPackTM, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand, permitting us to sell under an agency model direct to local hospitals in these countries. In September 2018, we further expanded operations in Canada selling direct to local hospitals, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe.

On June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60,000 in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies (refer to Note 3).

On December 31, 2019, we divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron Capital LLC ("Squadron") in exchange for a $25,000 reduction in a Term Note owed to Squadron in connection with the initial acquisition. As part of the sale, we also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property and a mutual distribution agreement (refer to Note 4).

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

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

Following the acquisition of Vilex, we received Board approval to take the steps necessary to divest the non-core Vilex assets and the divestiture was completed on December 31, 2019. As a result, the results of Vilex have been classified as discontinued operations within the consolidated financial statements.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $128,822 and $115,091 as of December 31, 2019 and 2018, respectively. In conjunction with the acquisition of Vilex and Orthex, the Company entered into a new $30,000 short-term loan facility with Squadron in addition to the existing $20,000 term loan facility and $15,000 revolving credit facility previously established. On December 31, 2019, the

Company paid the Term Note B in full using $25,000 received in exchange for the divestiture of the adult product offerings of Vilex and establishment of the Orthex license agreement and $5,000 from the available Squadron revolving loan. The maturity date for the remaining Squadron debt is January 31, 2023. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at December 31, 2019 and expected cash flows from operations for the next twelve months subsequent to the issuance of the consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

On December 11, 2018, we completed a follow-on offering of our common stock, in which we issued and sold 1.725 million shares of common stock at a public offering price of $27.00 per share for aggregate gross proceeds of $46,575. We received $43,423 in net proceeds after deducting $2,800 of underwriting discounts and commissions and paying $352 in offering costs.

On December 13, 2019, we completed a follow-on offering of our common stock, in which we issued and sold 1.755 million shares at a public offering price of $36.50 per share for aggregate gross proceeds of $64,076. We received $59,996 in net proceeds after deducting $3,845 of underwriting discounts and commissions and paying $235 in underwriting commissions and offering costs.

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

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. In September 2018, we began selling direct in Canada and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

Revenue from Contracts with Customers

The Company adopted ASC 606, "Revenue From Contracts with Customers (ASC 606)", on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have any impact on the Company's consolidated historical financial statements. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of "ASC 605, Revenue Recognition (ASC 605)." In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customers, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts. Sales to two of our independent sales agencies accounted for 12.3% and 12.2% of our revenue in 2019. Sales to two of our independent sales agencies accounted for 12.1% and 11.2% of our revenue in 2018, respectively. Sales to two of our independent sales agencies accounted for 10.1% and 10.1% of our revenue in 2017, respectively.

In conjunction with the sale of Vilex, we entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. This license agreement was valued at $12,410 and recorded as deferred revenue on our December 31, 2019 balance sheet. This deferred revenue will be recognized on a proportional basis relative to the total expected Orthex sales subject to this license and distribution arrangement.

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received.
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.

In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand and in Canada in September 2018. In January 2019 we expanded to Belgium and the Netherlands permitting us to sell under an agency model direct to local hospitals in these countries. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands that are expected to enhance our operations in Europe . The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

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

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2019 consolidated balance sheet. These funds will remain restricted until August 31, 2021 at which time, they will be released to the Company subject to no claims related to the purchase.

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

Charges for excess and obsolete inventory are included in cost of revenue and were $604, $504 and $344 for the years ended December 31, 2019, 2018 and 2017, respectively.

Costs Related to the Initial Public Offering

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

Costs Related to the Follow-on Offerings

On December 11, 2018, we completed a follow-on offering of our common stock. Offering expenses of $352, primarily consisting of legal, accounting and other direct fees and costs related to the offering, were initially deferred and capitalized and then reclassified to stockholders' equity at the conclusion of our follow-on offering on December 11, 2018.

On December 13, 2019, we completed another offering of our common stock. Offering expenses of $235, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholder's equity at the conclusion of our offering.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia, New Zealand, Canada, Belgium and Netherlands are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the consolidated balance sheets.

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

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded in any of the periods presented.

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of our one reporting unit exceeds its respective fair value. No impairment changes were recorded in the current year.

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

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $599, $513 and $336, for the years ended December 31, 2019, 2018 and 2017, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $2,788, $2,148 and $1,783, for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $1,422, $978 and $1,128 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that has been granted under the 2007 Plan has restriction periods that generally last until the earlier of six years from the date of grant, or an initial public offering or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO. Generally under the 2017 plan, restricted stock vests over a three year period. We have elected to recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

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

OrthoPediatrics Foundation for Education and Research

The Company may periodically make contributions to the OrthoPediatrics Foundation for Education and Research (the "Foundation"). The Foundation was incorporated in 2018 exclusively for pediatric orthopedic research and education and qualifies under IRC 501(c)(3) as an exempt private foundation. The mission of the Foundation is to enhance the knowledge and experience, through education and research, of surgical trainees or practicing surgeons who are involved in helping children with orthopaedic disorders and injuries. The Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.5 million and $0.2 million to the Foundation during the years ended December 31, 2019 and 2018, respectively. These contributions were recorded in general and administrative expenses.

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

We record uncertain tax positions on the bases of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (2) for those tax positions that do not meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

The adoption of the new standard on January 1, 2019 did not result in material right of use asset or lease obligation for operating leases recorded in the Company's consolidated balance sheets, primarily due to an insignificant number of lease contracts or other contracts that meet the standard for consideration as a lease under the definitions discussed above. The Company has limited operating leases for office equipment maintained at its headquarters, but does lease any real estate or office space.

In conjunction with the Company's acquisition of Vilex and Orthex on June 4, 2019, the Company acquired two leased facilities in Tennessee and Florida. The Company analyzed each lease agreement and recorded a right-of-use asset and liability of $77 for Orthex and $246 for Vilex, respectively, on its consolidated balance sheet as of the acquisition date. The Vilex balances were recorded to assets held for sale, and were removed concurrent with the sale of Vilex to Squadron on December 31, 2019. As of December 31, 2019, the Company's right-of-use asset and liabilities were $64 and $63, respectively, associated with Orthex.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financials assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The Company will adopt ASU 2016-16 effective January 1, 2023. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This pronouncement eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. It is effective for reporting periods beginning after December 15, 2020, although earlier adoption is permitted. The Company is evaluating the effect of this pronouncement on its consolidated financial statements in future periods.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes: Simplifying the Accounting for Income Taxes" intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside cost basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on the consolidated financial position and results of operations.

NOTE 3 – BUSINESS COMBINATION

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, net of working capital adjustments, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $737 of acquisition-

related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary, subject to certain tax matters related to the acquisition.

The following table summarizes the total consideration paid for Vilex and Orthex and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Description	Amount
Estimated fair value of total acquisition consideration	$60,184
Assets
Cash	348
Accounts receivable-trade	2,088
Inventories	3,652
Prepaid expenses and other current assets	12
Property and equipment	7,540
Intangible assets	18,770
Operating lease right-of-use asset	323
Total assets	32,733
Liabilities
Accounts payable and accrued liabilities	563
Operating lease liabilities	323
Deferred tax liability	1,175
Other long-term liabilities	68
Total liabilities	2,129
Less: total net assets	30,604
Goodwill	$29,580

Measurement period adjustments during fiscal year 2019 included $239 to accounts receivable - trade, $253 to inventory, $92 to working capital, $1,400 to deferred tax liability and $510 to intangible assets as a result of information identified as of the date of acquisition. These measurement period adjustments to the purchase price allocation increased goodwill by $586.

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$4,610	Indefinite
Patents	9,980	15 years
Internally Developed Software	1,550	10 years
Customer Relationships	2,570	12 years
Non-competition Agreements	60	5 years
	$18,770

Pro forma net revenue and net loss from continuing operations for 2019 and 2018 assuming the acquisition occurred on January 1, 2018 would have been $74,488 and $62,607 and ($12,601) and ($13,439), respectively.

NOTE 4 – DISCONTINUED OPERATIONS

On June 4, 2019, the Company acquired Vilex, a manufacturer of foot and ankle surgical implants. Since the Vilex products include adult offerings that are not core to the Company's pediatric business, the Company received Board approval to take the steps necessary to divest the non-core Vilex assets.

On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offering to a wholly-owned subsidiary of Squadron Capital, LLC. in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition along with certain ongoing intellectual property rights. Of the $25,000 purchase price, $12,410 was attributable to deferred revenue associated with the license of the Orthex intellectual property and the remaining $12,590 was applied to the Vilex assets and liabilities divested.

Assets and liabilities divested consisted of the following as of December 31, 2019:

Description	Amount
Cash	$515
Accounts Receivable - trade, less allowance for doubtful accounts	928
Inventories, net	2,060
Prepaid expenses and other current assets	24
Property and equipment, net	6,246
Amortizable intangible assets	980
Goodwill	3,397
Other intangible assets	380
Operating lease right-of-use asset	216
Total assets divested	$14,746

Accounts payable - trade	$37
Accrued compensation and benefits	171
Operating lease liabilities	199
Deferred tax liability	1,175
Other current liabilities	13
Total liabilities divested	$1,595
Net assets sold	$13,151
Allocated purchase price	12,590
Loss on divestiture	$(561)

Major classes of line items constituting loss of discontinued operations	2019
Net revenue	$3,069
Cost of revenue	(286)
Sales and marketing	(692)
General and administrative	(2,103)
Other income (expense), net	(9)
Pretax net loss of discontinued operations	$(21)
Income tax expense	(464)
Net loss on discontinued operations	$(485)

The divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method. The Company recognized a total net loss on discontinued operations of $1,046, net of taxes, in its consolidated statement of operations for the year ended December 31, 2019.

The net assets sold as part of the divestiture of Vilex on December 31, 2019 have changed from those previously reported as assets held for sale resulting from a change in asset allocation between Orthex and Vilex to revisions in the purchase price allocation and due to final terms of the sale agreement. This change did not have a material impact on results of operations from discontinued operations previously reported.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test.

The qualitative evaluation is an assessment of factors including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its one reporting unit and perform a quantitative test. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management.

The quantitative test estimates the fair value of its one reporting unit using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting unit are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could results in a significantly lower or higher fair value assessment. The key assumptions impacting the valuation included the following:

•The reporting unit's financial projections, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities and future growth plans.

•The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by the equity holders of the business enterprise.

The Company elected to perform a qualitative analysis for its reporting unit as of December 31, 2019. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting unit was less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill in 2019 were as follows:

Total
Goodwill at January 1, 2019	$—
Vilex Companies acquisition	$29,580
Divestiture of Vilex in Tennessee, Inc.	$(3,397)
Goodwill at December 31, 2019	$26,183

Intangible Assets

As of December 31, 2019, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	17.4 years	$9,287	$(363)	$8,924
Intellectual Property	10.7 years	4,020	(213)	3,807
License agreements	3.4 years	2,765	(1,012)	1,753
Total amortizable assets		$16,072	$(1,588)	$14,484

As of December 31, 2018, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.7 years	$127	$(60)	$67
License agreements	5.3 years	2,495	(641)	1,854
Total amortizable assets		$2,622	$(701)	1,921

Amortization expense was $887, $378 and $246 for the years ended December 31, 2019, 2018 and 2017, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2020	$1,224
2021	1,187
2022	1,147
2023	1,031
2024	1,027
Thereafter	8,868
$14,484

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launch is in 2020 and 2021 for products for which we obtained licensing in 2019.

Trademarks are non-amortizing intangible assets which were $4,490 and $260 as of December 31, 2019 and 2018, respectively. On June 4, 2019, we acquired the Orthex trademark concurrently with the acquisition of the Vilex Companies, which was valued at $4,230 and recorded in Other Intangible assets, on the Consolidated Balance Sheets.

The Company tests intangible assets with indefinite lives for impairment annually on October 1st in accordance with relevant authoritative guidance. Based upon the Company's analysis, no impairment chargers were recorded to its intangible assets.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Land	$1,645	$1,435
Building and building improvements	1,951	1,053
Computer equipment and software	2,070	1,558
Office and other equipment	751	614
Instruments	21,963	14,266
Sample inventory	2,213	1,859
Construction in progress	3,734	1,850
	34,327	22,635
Less: accumulated depreciation	(12,978)	(9,867)
Total property and equipment, net	$21,349	$12,768

Depreciation expense is included in general and administrative expenses and was $3,749, $2,514 and $2,159 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2019	2018
Accrued compensation and related costs	$1,573	$1,323
Accrued commissions	2,776	2,229
Total accrued compensation and benefits	$4,349	$3,552

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2019	2018
Note payable to Squadron	$19,891	$19,856
Revolving credit facility with Squadron	5,000	—
Mortgage payable to affiliate	1,300	1,418
Total debt	26,191	21,274
Less: current maturities	124	118
Long-term debt, net of current maturities	$26,067	$21,156

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron Capital LLC, or Squadron. Pursuant to the Loan Agreement, a majority of the term loan amounts under a previous agreement with Squadron were consolidated into a $20,000 term note, represented by a Term Note A, and a $15,000 revolving credit facility was established. Both facilities include interest only payments and provide for an interest rate equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10%. The Loan Agreement also extended the maturity date to January 31, 2023.

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a first Amendment, or the Amendment, to the Loan Agreement (as so amended, the "Amended Loan Agreement"), with Squadron. The Amended Loan Agreement provided for a new $30,000 term loan facility, represented by a Term Note B, in addition to the existing $20,000 Term Note A and $15,000 revolving credit facility. Similar to the other facilities under the Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25,000 received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5,000 from the available Squadron revolving credit facility.

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

The fair value of our notes payable to Squadron was estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered Level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At December 31, 2019 and 2018, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2019 and 2018, the mortgage balance was $1,300 and $1,418, respectively, of which current principal due of $124 and $118, respectively, was included in current portion of long-term debt.

At December 31, 2019, the aggregate future principal payments on our debt arrangements are as follows:

2020	$124
2021	131
2022	137
2023	25,035
2024	152
Thereafter	612
$26,191

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $4,229, $2,255 and $2,490 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 9 - STRATEGIC ARRANGEMENTS

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and amounted to $153, $145 and $148 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, $39 and $36, respectively, was due to CASE.

In conjunction with the sale of Vilex, the company entered into a cross license agreement with the buyer of Vilex to permit both companies to sell the Vilex and Orthex products, respectively, to certain customers for an indefinite term. The Orthex license agreement was determined to have a value of $12,410 and is recorded as deferred revenue on the Company's December 31, 2019 consolidated balance sheet. This deferred revenue will be recognized on a proportional basis relative to the total expected Orthex sales subject to this license and distribution arrangement.

NOTE 10 - INCOME TAXES

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
The SEC staff issued SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, "Income Taxes." In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the laws that were in effect immediately before the enactment of the Tax Act.

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

Total income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 was allocated as follows:

	2019	2018	2017
Income from continuing operations	$—	$—	$—
Income from discontinued operations	$(660)	$—	$—
Total tax expense	$(660)	$—	$—

For the years ended December 31, 2019, 2018 and 2017 income from continuing operations before taxes of the Company consists of the following:

	2019	2018	2017
Domestic	$(12,010)	$(11,768)	$(8,803)
Foreign	$(675)	$(257)	$(147)
Total	$(12,685)	$(12,025)	$(8,950)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Deferred:
Federal	$1,033	$(3,663)	$8,494
State	37	564	(131)
	1,070	(3,099)	8,363
Total	1,070	(3,099)	8,363
(Decrease) Increase in valuation allowance	(1,070)	3,099	(8,363)
Total tax expense	$—	$—	$—

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State statutory rate, net of federal benefit	(0.7)%	0.9%	0.8%
Effect of foreign rates different from statutory	—%	0.2%	(0.2)%
Change in state rate	(1.3)%	(1.2)%	3.8%
Change in federal rate (34% to 21%)	—%	—%	(9.8)%
Nondeductible/nontaxable items	0.3%	4.9%	(122.2)%
Change in valuation allowance	(19.3)%	(25.8)%	93.6%
Income tax expense	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are certain inventory adjustments, depreciation and amortization, interest expense, stock based compensation and net operating loss carryforwards.

The deferred tax assets and liabilities consisted of the following at December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Inventories, net	$1,759	$1,183
Stock based compensation	980	443
Loss carryforwards	22,153	22,093
Credit carryforwards	260	416
Interest carryforward	655	495
Intangibles	—	134
Other	417	121
Total deferred tax assets	26,224	24,885
Valuation allowance	(25,392)	(24,321)
Net deferred tax assets	832	564
Deferred tax liabilities:
Intangibles	(113)	—
Property, plant and equipment	(719)	(564)
Total deferred tax liabilities	(832)	(564)
Deferred tax assets, net	$—	$—

The deferred tax assets were fully offset by a valuation allowance at December 31, 2019 and 2018, and no income tax benefit has been recognized in continuing operations for each of the three years in the period ended December 31, 2019. During 2019, the Company assumed certain deferred tax liabilities in connection with the acquisition of Vilex, which allowed for a release of $1,124 of the valuation allowance. Such amount was recognized in discontinued operations. As of December 31, 2019, we had available federal tax loss carryforwards of $86,807, state loss carryfowards of $64,026 and tax credits for federal and state tax purposes of $260. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2019, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.
At December 31, 2019, our foreign operations held cash totaling $2,035. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds to our U.S. operations. Under the worldwide taxation system in effect prior to the enactment of the Tax Act, US corporate income tax applied to all of a company’s income, regardless of whether it was earned in the US or overseas. However, foreign income earned by a foreign subsidiary of a U.S. corporation was generally not taxed until the foreign earnings were repatriated to the US. Enactment of The Tax Act created a territorial tax system under which future dividends of earnings of foreign subsidiaries already subjected to the transition tax under the Act will not be subject to federal income tax, with the exception of foreign exchange rate gains or losses on distributions, capital gains on sale of investment, foreign withholding taxes, and certain state taxes. Based upon the Company’s facts and circumstances, no previously accumulated untaxed earnings and profits existed in the foreign jurisdictions, and therefore, the company did not recognize a transition tax liability. The Tax Act also creates a new requirement that Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of 1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it was a U.S. shareholder over 2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company did not have any current foreign earnings and therefore GILTI did not apply for the year ended December 31, 2019 and 2018. Under US GAAP, we are allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or 2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have selected the period cost method. As a result, we have not provided deferred taxes related to the temporary differences that upon reversal will affect the amount of income subject to GILTI in the period.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2017	248,201	$23.81	2.4
Forfeited or expired	(71,242)	$9.85
Outstanding at December 31, 2017	176,959	$29.42	2.0
Forfeited or expired	(50,652)	$27.61
Exercised	(14,213)	$29.85
Outstanding at December 31, 2018	112,094	$30.32	1.8
Forfeited or expired	(2,546)	$27.61
Exercised	(38,920)	$29.30
Outstanding at December 31, 2019	70,628	$30.97	1.2

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2019 and 2018, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2017	677,241	3.5
Granted	122,069
Forfeited	(13,601)
Outstanding at Vested	(237,704)
Outstanding at December 31, 2017	548,005	0.3
Granted	178,543
Forfeited	(1,335)
Outstanding at Vested	(547,920)
Outstanding at December 31, 2018	177,293	2.2
Granted	154,769
Forfeited	(9,616)
Vested	(4,444)
Outstanding at December 31, 2019	318,002	1.7
Restricted stock exercisable at December 31, 2019	—

At December 31, 2019, there was $6,072 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO.

Stock-based compensation expense on restricted stock amounted to $2,603, $3,185 and $3,478 for the years ended December 31, 2019, 2018 and 2017, respectively. Due to our limited operating history and lack of marketability, prior to our IPO, discounts of 15% were applied when estimating the stock-based compensation for restricted stock awards granted in 2017.

An additional $1,986 and $2,049 of stock-based compensation expense was incurred in 2018 and 2017, respectively, due to the accelerated vesting of restricted shares related to our IPO.

Warrants

Our warrant activity and related information are summarized below:

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2017	44,101	$27.03
Outstanding at December 31, 2017	44,101	$27.03
Forfeited or expired	(37,311)	$26.89
Outstanding at December 31, 2018	6,790	$27.81
Forfeited or expired	(6,386)	$27.61
Outstanding at December 31, 2019	404	$30.97

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a 10-year term. No warrants have been exercised during each of the three years in the period ended December 31, 2019. At inception and as of December 31, 2019 and 2018, no fair value was assigned to the warrants.

NOTE 12 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2019	2018	2017
Net loss from continuing operations	$(12,685)	$(12,025)	$(8,932)
Net loss from discontinued operations	(1,046)	—	—
Net loss	(13,731)	(12,025)	(8,932)
Accretion of cumulative dividends of redeemable preferred stock to redemption value	—	—	(4,563)
Forfeiture of 50% of Series B Preferred Stock accumulated dividends	—	—	5965
Series A Preferred Stock preference payment in common stock	—	—	$(16,000)
Net loss attributable to common stockholders - basic and diluted	$(13,731)	$(12,025)	$(23,530)
Weighted average number of shares - basic and diluted	14,624,194	12,567,387	4,017,330
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(0.87)	$(0.96)	$(5.86)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	(0.07)	—	—
Net loss per share attributable to common stockholders - basic and diluted	$(0.94)	$(0.96)	$(5.86)

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

	Year Ended December 31,
	2019	2018	2017
Restricted stock	318,002	177,293	548,005
Stock options	70,628	112,094	176,959
Warrants	404	6,790	44,101
	389,034	296,177	769,065

NOTE 13 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reporting segment, OrthoPediatrics (including Orthex), which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2019 or 2018.

Product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2019	2018	2017
U.S.	$55,055	$43,461	$34,909
International	17,497	14,098	10,711
Total	$72,552	$57,559	$45,620

	Year Ended December 31,
Product sales by category:	2019	2018	2017
Trauma and deformity	$49,371	$39,695	$32,801
Scoliosis	21,485	16,662	11,585
Sports medicine/other	1,696	1,202	1,234
Total	$72,552	$57,559	$45,620

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2019, 2018 and 2017.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have have long-term contracts with them. Our aggregate payments to Structure Medical were $3,933, $4,026 and $4,081 for the years ended December 31, 2019, 2018 and 2017, respectively.

On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts.

NOTE 15 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2019, we have elected to match our employees' 401(k) contributions up to 3% of employees' salary. For the years ended December 31, 2019 and 2018, we matched $246 and $196, respectively of our employees' 401(k) contributions.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued its Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute, but we continue to welcome constructive discussions on a negotiated settlement. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of December 31, 2019, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2019, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.
NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly financial data presented should be read in conjunction with the consolidated financial statements and related notes.

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Net revenue	$14,656	$18,200	$20,744	$18,952
Gross profit	10,655	13,619	15,895	14,450
Operating loss	(2,717)	(1,790)	(1,539)	(3,031)
Net loss from continuing operations	(3,020)	(2,459)	(2,877)	(4,329)
Gain (Loss) from discontinued operations	—	159	(213)	(1,100)
Net loss	(3,020)	(2,618)	(2,664)	(5,429)
Net loss attributable to common stockholders	(3,020)	(2,618)	(2,664)	(5,429)
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.17)	$(0.19)	$(0.29)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	$—	$0.01	$(0.01)	$(0.07)
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.16)	$(0.20)	$(0.36)
	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018
Net revenue	$12,094	$15,077	$15,820	$14,568
Gross profit	8,919	11,270	11,977	10,514
Operating loss	(4,395)	(2,120)	(1,172)	(1,866)
Net loss	(5,000)	(2,692)	(1,865)	(2,468)
Net loss attributable to common stockholders	(5,000)	(2,692)	(1,865)	(2,468)
Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(0.21)	$(0.15)	$(0.19)

NOTE 18. SUBSEQUENT EVENTS

On January 4, 2020, the Company paid $5,000 on the revolving loan agreement with Squadron.

On March 1, 2020, the Company expanded to eight international agents with the conversion of its Italian distributor to an agent allowing the Company to sell direct to the Italian market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2019, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. For as long as we remain an "emerging growth company" we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eleven (11) directors who are divided into three classes. Directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of directors at each annual meeting. Pursuant to that certain Stockholders’ Agreement, dated October 16, 2017, between Squadron Capital LLC (“Squadron”) and the Company, Squadron had the right to designate four individuals for election to the Company’s Board at the time of the 2019 annual meeting of stockholders. The persons nominated by Squadron are designated as “Squadron Directors” below. The current classification of our Board is as follows:

•Terms expiring at the 2020 annual meeting: David R. Pelizzon (Squadron Director), Harald Ruf (Squadron Director), Terry D. Schlotterback and Kevin L. Unger;

•Terms expiring at the 2021 annual meeting: Bernie B. Berry, III, Stephen F. Burns and Marie C. Infante (Squadron Director); and

•Terms expiring at the 2022 annual meeting: Fred L. Hite, Bryan W. Hughes, Mark C. Throdahl and Samuel D. Riccitelli (Squadron Director).

Listed below is certain biographical information for each of the directors, including his or her age, principal occupation and other business experience and affiliations.

Bernie B. Berry, III, 67, has served as a director since 2009. Mr. Berry is the former President and owner of Carr Metal Products, Inc., a precision sheet metal and plastic fabrications firm. Mr. Berry joined Carr in 1975 and was appointed its President in 1985. In 2006, Carr was acquired by Precimed Group, a supplier to the orthopedic industry. Mr. Berry is a graduate of Purdue University. We believe Mr. Berry’s experience in growing businesses and product development, as well as his continuous involvement in the orthopedic industry, qualifies him to serve on our Board of Directors.

Stephen F. Burns, 76, has served as a director since April 2017. Mr. Burns served as President and Chief Executive Officer of Wheaton Van Lines, Inc. from 1987 until his retirement in 2009. Prior to running Wheaton Van Lines, Mr. Burns was a practicing attorney for over 20 years. He has over 40 years of professional and legal experience in the Indianapolis area. He has been the chairman of the board of directors of Wheaton Van Lines since 1987 and chairman of the board of directors of Bekins Van Lines, Inc. since 2002. Mr. Burns has been active in many professional, social and civic organizations throughout his career. In 2006, he was recognized by Ernst and Young LLP as Entrepreneur of the Year for the State of Indiana. In 2008, he received a lifetime achievement award from the American Moving & Storage Association. Mr. Burns earned a Bachelor of Arts from Denison University and a JD from the Indiana University Maurer School of Law. We believe Mr. Burns’ extensive professional and legal experience qualifies him to serve on our Board of Directors.

Fred L. Hite, 52, has served as our Chief Financial Officer since February 2015 and as a director since August 2015. Prior to joining our company, from 2004 through 2014, Mr. Hite served as the Chief Financial Officer and Investor Relations Officer of Symmetry Medical Inc., or Symmetry, a company previously listed on the New York Stock Exchange. Prior to joining Symmetry, Mr. Hite spent 13 years with General Electric Corporation in a variety of financial positions and areas including commercial, manufacturing, sourcing and services. Mr. Hite earned a Bachelor of Science in Finance from the Indiana University Kelley School of Business. We believe Mr. Hite’s financial acumen and public company management experience qualify him to serve on our Board of Directors.

Bryan W. Hughes, 42, has served as a director since 2012. Mr. Hughes is the Managing Director and Group Head of Medical Technology Investment Banking at P&M Corporate Finance, LLC, an investment bank providing merger and acquisition services to companies throughout North America and Europe, a position he has held since 2008. Mr. Hughes earned a B.B.A. with an emphasis in Finance and Accounting from the Stephen M. Ross School of Business at the University of Michigan. Mr. Hughes is a licensed securities representative, holding Series 7 and 63 registrations. We believe Mr. Hughes’s experience advising private and public medical technology companies in strategic, financial and transaction related matters qualifies him to serve on our Board of Directors.

Marie C. Infante, 70, has served as a director since 2014. Ms. Infante was nominated pursuant to the Stockholders’ Agreement with Squadron Capital LLC. Her prior experience as a director includes educational, non-profit, and professional organizations. Ms. Infante has more than 25 years of experience as a healthcare lawyer and a certified compliance professional. Since 2013, she has been an active consultant and senior advisor in the healthcare industry. Recent affiliations have included Avalon Healthcare Services, Zimmet Healthcare Services Group, Triple Tree Capital Partners and BDO Center for Healthcare Excellence and Innovation. From 2006 to 2013, she served as the Senior Vice President, Chief Compliance Officer and General Counsel for Healthcare Law for a $3 billion leader in post-acute heathcare services whose 42,000 employees cared for over 60,000 patients annually. Her industry expertise also stems from 15 years as a clinical specialist in orthopedic nursing. Ms. Infante is a graduate of the University of Maryland, where she earned a Bachelor of Science in Nursing and a Master of Science. She also holds an MBA from Loyola University and a JD from the Catholic University of America. We believe Ms. Infante’s clinical orthopedic experience and knowledge as a healthcare lawyer and compliance expert qualify her to serve on our Board of Directors.

David R. Pelizzon, 64, has served as a director since 2011. Mr. Pelizzon was nominated pursuant to the Stockholders’ Agreement with Squadron Capital LLC. Mr. Pelizzon is the President of Squadron and a member of its Managing Committee, positions he has held since 2008. Prior to joining Squadron, Mr. Pelizzon was the Managing Director of Precision Edge Surgical Products Company from 2005 to 2008. Mr. Pelizzon is a retired U.S. Army officer who served nearly 30 years on active duty in airborne and special operations units. Mr. Pelizzon is a graduate of the U.S. Military Academy and earned advanced degrees from Harvard University and the U.S. Naval War College. We believe Mr. Pelizzon’s leadership and management experience qualify him to serve on our Board of Directors.

Samuel D. Riccitelli, 60, has served as a director since December 2017. Mr. Riccitelli currently serves as Chief Executive Officer of Pathnostics, a diagnostics company focused on improving antibiotic stewardship through better diagnosis and treatment selection for patients suffering from urinary tract infections. From November 2017 to December 2019, Mr. Riccitelli served as Chairman of the Board of Directors of Precipio, Inc. (Nasdaq: PRPO). From 2012 to 2017, Mr. Riccitelli served as president and chief executive officer and a director of Signal Genetics., a publicly traded molecular diagnostic company that was ultimately sold to Miragen Therapeutics. Mr. Riccitelli was also previously the executive vice president and chief operating officer of Genoptix, Inc., a public traded diagnostic company that was sold to Novartis in 2011. We believe Mr. Riccitelli’s extensive experience with healthcare companies, particularly emerging companies, qualifies him to serve on our Board of Directors.

Harald Ruf, 66, has served as a director since April 2017. Mr. Ruf was nominated pursuant to the Stockholders’ Agreement with Squadron Capital LLC. Mr. Ruf has worked for Squadron since 2014, first as Chief Financial Officer and currently as Chief Operating Officer. Mr. Ruf served on the board of directors of Chromogenex Limited, based in the United Kingdom, from 2014 to 2016. From 2010 to 2016, Mr. Ruf served as a Managing Partner of Teuscher Ruf & Walpole, LLC, an accounting firm providing tax, audit and consulting services. He is also the President and Chief Executive Officer of Ruf & Associates, LLC, a consulting firm that he founded in 1982. During his career, he has co-founded a number of successful companies across several industries. Mr. Ruf is a graduate of Brigham Young University, where he earned a Bachelor of Science in Accounting, and he is a licensed certified public accountant in the States of California and Utah. Mr. Ruf has served as an officer and board member for local and national companies and associations and has been recognized nationally for such service. We believe Mr. Ruf’s 35 years of executive level experience in several industries, including medical device manufacturing, qualifies him to serve on our Board of Directors.

Terry D. Schlotterback, 64, has served as a director since 2009 and as Chairman of the Board of Directors since September 2013. Mr. Schlotterback was also employed by us from February 2009 to February 2010. Prior to joining our Board of Directors, Mr. Schlotterback worked for Zimmer from 1982 to 1992 and from 1996 to 2006, where he served in various leadership positions in sales, marketing and research and development, including as President of the Trauma and Spinal divisions. Prior to joining Zimmer, Mr. Schlotterback served in senior management roles for Mitek Surgical Products from 1992 to 1995. Mr. Schlotterback is a founder of the Warsaw, Indiana chapter of VisionTech Angels, an investment group, and TDS Consulting, LLC, which provides consulting services to medical startup companies. Mr. Schlotterback earned a Bachelor of Science in Mechanical Engineering Technology from Purdue University. We believe Mr. Schlotterback’s extensive experience in the medical device field qualifies him to serve on our Board of Directors.

Mark C. Throdahl, 68, has served as our President and Chief Executive Officer since January 2011 and as a director since 2009. Prior to joining our company, Mr. Throdahl served from 2008 to 2009 as a Group President of Zimmer Holdings, Inc., a worldwide leader in orthopedic implants. Mr. Throdahl previously served from 2001 to 2007 as the Chief Executive Officer and Director of Consort Medical plc in London, United Kingdom. During a 13

year career at Becton Dickinson & Co., he served as Senior Vice President of the Drug Delivery sector and President of Nippon Becton Dickinson in Tokyo. Mr. Throdahl began his career at Mallinckrodt, Inc. Mr. Throdahl is a graduate of Princeton University and earned an MBA from Harvard Business School. We believe Mr. Throdahl’s leadership of both large organizations and growing businesses qualifies him to serve on our Board of Directors.

Kevin L. Unger, 48, has served as a director since 2011. Mr. Unger is currently the Chief Executive Officer of Columbia Nutritional, LLC, a nutritional supplement manufacturing company, a position he has held since 2015. He served as the Chief Executive Officer of Intrinsic Healthcare Inc. from 2011 to 2015. Prior to founding Intrinsic, he served as the Global President of Orthofix International N.V., a spinal implant and biologics business, from 2009 to 2011. Mr. Unger held various roles for Stryker Corporation from 1994 to 2009, ultimately becoming a Vice President and General Manager in the MedSurg division. We believe Mr. Unger’s experience as an operator of both small private companies and large public businesses, as well as his experience in the orthopedic industry, qualifies him to serve on our Board of Directors.

Executive Officers

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

Mark C. Throdahl, 68, President and Chief Executive Officer

See director biographies above for a description of Mr. Throdahl’s prior business experience.

Fred L. Hite, 52, Chief Financial Officer

See director biographies above for a description of Mr. Hite’s prior business experience.

David R. Bailey, 40, Executive Vice President

Mr. Bailey joined our company in 2007 and has served as our Executive Vice President since 2009. Mr. Bailey also served as a member of our Board of Directors from 2007 to 2013. Prior to joining our company, Mr. Bailey worked as a sales representative and distributor for Smith & Nephew plc. Mr. Bailey earned a Bachelor of Science in Sales and Sales Management from Purdue University.

Gregory A. Odle, 50, Executive Vice President

Mr. Odle joined our company in 2007 and has served as our Executive Vice President since 2011. Mr. Odle also served as a member of our Board of Directors from 2007 to 2013. Prior to joining our company, Mr. Odle held various sales roles for Smith & Nephew plc, ultimately becoming the District Manager for Indiana and Kentucky. Mr. Odle earned a Bachelor of Science in Marketing from the Indiana University Kelley School of Business.

Daniel J. Gerritzen, 50, Vice President, General Counsel and Secretary

Mr. Gerritzen has served as our General Counsel and Secretary and as our Vice President of Legal and Human Resources since January 2009. Prior to joining our company, Mr. Gerritzen was a partner with Bingham Greenebaum Doll LLP (now known as Dentons Bingham Greenebaum LLP), a law firm in Indianapolis, where he continues to serve as Of Counsel. Mr. Gerritzen spends substantially all of his time working for our company. Mr. Gerritzen earned a Bachelor of Science in Marketing and a JD from Indiana University.

Family Relationships

There are no family relationships among any of our directions or executive officers.

Other Information Relating to Directors

In 2007, while Mr. Hite served as the Senior Vice President and Chief Financial Officer of Symmetry Medical Inc., Symmetry discovered accounting irregularities at its Sheffield, United Kingdom operating unit. This resulted in a restatement of certain of Symmetry’s financial reports and an SEC inquiry; however, there was no allegation that

Mr. Hite knew of or participated in any of the wrongdoing at the U.K. subsidiary. In 2006, Mr. Hite received a written status report from Symmetry’s internal auditor for submission to Symmetry’s audit committee that claimed to have identified potential accounting issues at the U.K. subsidiary. Although Mr. Hite provided the report to Symmetry’s controller and independent accounting firm, and discussed its contents with each of them and Symmetry’s internal auditor, he did not provide the report to Symmetry’s audit committee. Following the internal auditor’s resignation, Mr. Hite hired a new internal auditor and directed her to focus on the issues at the U.K. subsidiary, expanded Symmetry’s internal audit department and located one new member of such department at the U.K. subsidiary.

On January 30, 2012, without admitting or denying the findings therein, Symmetry and Mr. Hite consented to the entry of an order settling the matter in which the SEC found, among other things, that Mr. Hite’s failure to deliver the report to Symmetry’s audit committee circumvented Symmetry’s internal accounting controls in violation of the Exchange Act and contributed to Symmetry’s violation thereof. Pursuant to such order, Mr. Hite agreed to: (i) cease and desist from committing or causing any violation or future violations of Sections 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Section 304(a) of the Sarbanes-Oxley Act; (ii) pay a civil monetary penalty; and (iii) reimburse Symmetry for incentive compensation received during the statutory time period established by Sarbanes-Oxley. There was no allegation that Mr. Hite knew of or participated in any of the wrongdoing at the U.K. subsidiary, and the board of Symmetry maintained its support for Mr. Hite, who continued to serve as the Senior Vice President and Chief Financial Officer of Symmetry until the December 2014 sale of the majority of Symmetry to a private equity firm.

Board Committees

Our Board of Directors has established three standing committees – Audit, Compensation and Corporate Governance – each of which operates under a charter that has been approved by our Board.

Audit Committee

Mr. Hughes, Mr. Riccitelli, and Mr. Unger comprise our Audit Committee. Mr. Hughes serves as the chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Global Market (“Nasdaq”). Our board has determined that Mr. Hughes is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our board has determined that each of Mr. Hughes, Mr. Riccitelli and Mr. Unger is independent under the applicable rules and regulations of Nasdaq and meets the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things: appointing our independent registered public accounting firm; evaluating the qualifications, independence and performance of our independent registered public accounting firm; approving the audit and non-audit services to be performed by our independent registered public accounting firm; reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies; discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements; reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing on a periodic basis, or as appropriate, any investment policy and recommending to our Board any changes to such investment policy; reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations; preparing the report that the SEC requires in our annual proxy statement; reviewing and approving any related person transactions and reviewing and monitoring compliance with our code of business conduct and ethics; and reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

Compensation Committee

Mr. Berry, Mr. Pelizzon and Mr. Schlotterback comprise our Compensation Committee. Mr. Schlotterback serves as the chairperson of the committee. Our Board has determined that each of Mr. Berry and Mr. Schlotterback is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. While the applicable rules and regulations of Nasdaq require that the

Compensation Committee consist of at least two (2) directors (all of whom shall be independent as set forth in such rules), such rules also permit one director who is not independent and is not a current officer or employee of the Company to be appointed to the Compensation Committee if the Board determines that such individual’s membership on the Committee is required by the best interests of the Company and its stockholders, and such individual does not serve longer than two years pursuant to such exception. Accordingly, after taking into consideration Mr. Pelizzon’s long tenure of service on the Board, his familiarity with the Company and its strategy for growth, and his extensive industry, leadership and management experience, the Board determined that Mr. Pelizzon’s membership on the Compensation Committee is in the best interests of the Company and its stockholders. To the extent that Mr. Pelizzon is not later deemed to be “independent” under the Nasdaq rules, his tenure on the Compensation Committee will terminate no later than October 11, 2020. The Compensation Committee operates under a written charter, which the Compensation Committee reviews and evaluates at least annually.

The Compensation Committee reviews and approves policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The Compensation Committee also reviews and approves the issuance of restricted stock and other awards under our equity incentive plan. The Compensation Committee reviews and evaluates, at least annually, the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.

Corporate Governance Committee

Ms. Infante, Mr. Burns, Mr. Riccitelli and Mr. Unger comprise our Corporate Governance Committee. Ms. Infante serves as the chairperson of the committee. Our Board has determined that each member of our Corporate Governance Committee is independent under the applicable rules and regulations of Nasdaq. The Corporate Governance Committee operates under a written charter, which the Corporate Governance Committee will review and evaluate at least annually.

The Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of the Board. In addition, the Corporate Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.

Director Nomination Process

In considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended director nominees, our Corporate Governance Committee expects every nominee to have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. We also value experience on other public company boards of directors and board committees.

Our Corporate Governance Committee does not have a policy (formal or informal) with respect to diversity, but believes that our Board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. In this regard, the committee also takes into consideration the value of diversity (with respect to gender, ethnicity and other factors) of our Board members. The committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.

Stockholders have the right under our bylaws to directly nominate director candidates for election at an annual meeting of stockholders, without any action or recommendation on the part of the Corporate Governance Committee or our Board of Directors, by submitting to the Company (i) the name of each director nominee, together with appropriate biographical information and background materials, (ii) information with respect to the stockholder or group of stockholders making the nomination, including the number of shares of common stock owned by such stockholder or group of stockholders, and (iii) a representation as to whether such stockholder will be or is part of a group that will deliver a proxy statement and/or form of proxy to holders of at least the percentage of the voting power of the Company’s outstanding capital stock required to elect the nominee, and by otherwise complying with the requirements of our bylaws. Such information should be submitted to: OrthoPediatrics Corp., 2850 Frontier Drive, Warsaw, Indiana 46582. Pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s Board of Directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, four members of the Company’s Board are Squadron designees.

Section 16(a): Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of the Company’s Common Shares to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of the Company’s Common Shares and other equity securities. On the basis of information submitted by the Company’s directors and executive officers, the Company believes that its directors and executive officers timely filed all required Section 16(a) filings for fiscal year 2019.

Code of Ethics and Business Conduct Policy

We have adopted a written code of ethics and business conduct policy that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our code of ethics and business conduct policy is available under the Investors/Corporate Governance page of our website, www.orthopediatrics.com. In addition, we will post on our website all other disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code and policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark C. Throdahl,	2019	400,000	585,653	182,015	22,485	1,190,154
President and Chief	2018	330,000	211,800	151,687	23,316	716,813
Executive Officer	2017	309,000	53,200	149,247	14,260	525,707

Fred L. Hite,	2019	360,000	469,394	163,814	8,400	1,001,608
Chief Financial Officer	2018	318,000	176,500	146,171	8,250	648,921
	2017	309,000	244,650	149,247	—	702,897

David R. Bailey,	2019	300,000	391,162	136,512	7,850	835,523
Executive Vice President	2018	265,500	194,150	122,039	7,965	589,654
	2017	257,500	101,105	124,373	—	482,978

Gregory A. Odle,	2019	300,000	391,162	136,512	8,400	836,073
Executive Vice President	2018	265,500	335,350	122,039	7,965	730,854
	2017	257,500	205,625	124,373	—	587,498

Daniel J. Gerritzen,	2019	287,000	374,183	130,596	8,400	800,179
Vice President, General	2018	230,000	105,900	105,721	—	441,621
Counsel and Secretary	2017	216,000	126,680	104,328	—	447,008
(1) Amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 included in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. There can be no assurance that unvested awards will vest (and, absent vesting, no value will be realized by the executive for the award).

(2) Amounts reflect bonuses paid with respect to the achievement of performance criteria under our executive bonus plan.

(3) Amounts for Mr. Throdahl reflect lodging expenses and travel expenses, which totaled $12,321, $13,596 and $12,790 in 2019, 2018 and 2017, respectively, incurred in connection with his travel between our headquarters in Warsaw, Indiana and his primary residence in St. Louis,

Missouri, as well as dues in the amount of $1,764, $1,470 and $1,470 in 2019, 2018 and 2017 for membership in the Union League Club of Chicago, Illinois. In addition, amounts for 2019 include 401(k) matching contributions of $8,400 for Mr. Throdahl, Mr. Hite, Mr. Odle and Mr. Gerritzen and $7,850 for Mr. Bailey.

Narrative Disclosure to Summary Compensation Table

Base Salaries

The named executive officers receive a base salary pursuant to their employment agreements to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

The 2019 base salaries actually paid to our named executive officers are disclosed in the Summary Compensation Table above. We expect that base salaries for the named executive officers will be reviewed periodically by the Compensation Committee, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.

Annual Bonus

Each of our named executive officers participated in our 2019 bonus plan pursuant to which each was eligible to receive a bonus based equally on our achievement of specified sales, adjusted EBITDA, free cash flow and Company objectives, as established by the Compensation Committee. For 2019, target bonuses were equal to 50% of each executive’s annual base salary paid in 2019.

The actual annual cash bonuses paid for performance in 2019 are set forth in the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation” and reflect achievement of 91.01% of the annual performance goals. We expect target bonus levels for our named executive officers to remain at 50% of base salary under our 2020 bonus plan.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. Accordingly, our Board granted restricted stock to our named executive officers in 2019, as set forth in the table below.

2019 Restricted Stock
Mark C. Throdahl	14,246
Fred L. Hite	11,418
David R. Bailey	9,515
Gregory A. Odle	9,515
Daniel J. Gerritzen	9,102

Other Elements of Compensation

Retirement Plans. We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers have participated, and we expect that they will continue to be eligible to participate, in the 401(k) plan on the same terms as other full-time employees. Effective January 1, 2018, we began matching our employees' 401(k) contributions (up to 3% of a participating employee's salary on an annual basis).

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits;

•short-term and long-term disability insurance; and

•life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers' personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards of as 2019 Fiscal Year-End

The table below summarizes the aggregate stock option and restricted stock awards held by our named executive officers as of December 31, 2019. As described above in "Equity Compensation," stock options typically vest upon grant.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark C. Throdahl	2/28/2019	—	—	—	—	—	14,246	669,420
	2/28/2018	—	—	—	—	—	12,000	563,880
	9/10/2013	402	—	—	30.97	9/10/2023	—	—
	8/23/2012	402	—	—	30.97	8/23/2022	—	—
	8/3/2011	402	—	—	30.97	8/3/2021	—	—
	9/2/2010	670	—	—	30.97	9/2/2020	—	—

Fred L. Hite	2/28/2019	—	—	—	—	—	11,418	536,532
	2/28/2018	—	—	—	—	—	10,000	469,900

David R. Bailey	2/28/2019	—	—	—	—	—	9,515	447,110
	2/28/2018	—	—	—	—	—	11,000	516,890
	9/10/2013	402	—	—	30.97	9/10/2023	—	—
	8/23/2012	402	—	—	30.97	8/23/2022	—	—
	8/03/2011	402	—	—	30.97	8/3/2021	—	—
	9/02/2010	402	—	—	30.97	9/2/2020	—	—
	7/23/2010	4,824	—	—	30.97	7/23/2020	—	—

Gregory A. Odle	2/28/2019	—	—	—	—	—	9,515	447,110
	2/28/2018	—	—	—	—	—	19,000	892,810
	9/10/2013	402	—	—	30.97	9/10/2023	—	—
	8/23/2012	402	—	—	30.97	8/23/2022	—	—
	8/03/2011	402	—	—	30.97	8/3/2021	—	—
	9/02/2010	402	—	—	30.97	9/2/2020	—	—
	7/23/2010	8,040	—	—	30.97	7/23/2020	—	—

Daniel J. Gerritzen	2/28/2019	—	—	—	—	—	9,102	427,703
	2/28/2018	—	—	—	—	—	6,000	281,940

(1) Stock options granted prior to October 12, 2017 were granted under the 2007 Plan. Stock options granted after October 12, 2017 were granted under the 2017 Plan. All stock options are fully vested.

(2) All restricted stock vests three years after grant date.

(3) The market value for our restricted stock is based on our stock price as of December 31, 2019.

Employment Agreements

On July 31, 2014 (or in the case of Mr. Hite, February 1, 2015), we entered into substantially similar employment agreements with each of our named executive officers. The employment agreements provide for (i) a base salary; (ii) participation in our annual bonus plan and (iii) employee benefits and fringe benefits generally made available to all of our employees. The employment agreements initially expired on July 31, 2018 (or in the case of Mr. Hite, February 1, 2019), but have been renewed for successive one-year terms thereafter. The employment agreements also provide for the reimbursement of all reasonable business expenses incurred by a named executive officer on our behalf.

The employment agreements contain customary confidentiality, invention assignment and non-competition covenants. The non-competition covenant restricts our named executive officers during their respective employment term and for a period of one-year thereafter from soliciting our customers or employees and from competing with us anywhere where we or the named executive officer conducted business during the 12-month period immediately preceding such executive’s termination.

Subject to continued compliance with the restrictive covenants and execution and non-revocation of a general release of claims in favor of us, the employment agreements also provide for certain severance payments and benefits if the executive’s employment is terminated by us without “cause” or by the executive for “good reason” (each, as defined in the applicable agreement). In any such event, each executive is entitled to receive:

•12 months of the executive’s annual base salary then in effect, payable in 12 substantially equal monthly installments;

•a lump-sum payment in the amount equal to any unpaid bonus that was earned by the executive in any fiscal year ending prior to his termination;

•a lump-sum payment equal to the pro-rated value of any bonus earned upon the satisfaction of pre-established performance objectives, payable in the year following the year in which the services were performed when such bonuses are normally paid to employees; and

•up to 12 months of company-subsidized healthcare continuation coverage for the executive and his dependents.

Equity Incentive Plans

2007 Equity Incentive Plan

Prior to the completion of our initial public offering, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provided for grants of options and restricted stock to employees, directors and associated third-party representatives of the Company. The 2007 Plan was originally adopted by our Board and approved by our stockholders in November 2007. The 2007 Plan was subsequently amended in March 2008 and amended and restated in December 2012 and again in April 2014. The 2012 amendment and restatement was approved by our stockholders in December 2012.

While we ceased making further awards under the 2007 Plan following the date the 2017 Plan became effective, any outstanding awards granted under the 2007 Plan will remain outstanding, subject to the terms of our 2007 Plan and award agreements, until such outstanding awards vest and are exercised (as applicable) or until they terminate or expire by their terms.

2017 Incentive Award Plan

Immediately prior to our initial public offering, a new incentive award plan, the 2017 Plan, was adopted, the material terms of which are summarized below.

Limitation on Awards and Shares Available. The aggregate number of shares of our common stock available for issuance pursuant to awards granted under the 2017 Plan is 962,094. Shares granted under the 2017 Plan may consist of authorized but unissued shares or shares purchased in the open market. If an award under the 2017 Plan is forfeited, expires, is converted to shares of another person in connection with certain corporate transactions or is settled for cash (including shares of restricted stock that are repurchased by us during the restricted period applicable to such shares at the same price paid by the holder), any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2017 Plan. The following shares will not be added back to the shares available for grant under the 2017 Plan:

•shares tendered by a holder or withheld by us in payment of the exercise price of an option granted under the 2017 Plan;

•shares tendered by the holder or withheld by us to satisfy any tax withholding obligation with respect to an award granted under the 2017 Plan;

•shares subject to a stock appreciation right, or SAR, granted under the 2017 Plan that are not issued in connection with the stock settlement of the SAR on exercise thereof; and

•shares that we purchase on the open market with the cash proceeds received from the exercise of options granted under the 2017 Plan.

Awards granted under the 2017 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2017 Plan; provided, that awards using such authorized shares will not be made after the date awards or grants could have been made under the terms of the pre-existing plan, absent the acquisition or combination, and will only be made to individuals who were not employed by or providing services to us or our subsidiaries immediately prior to such transaction. The maximum number of shares of our common stock that may be subject to one or more awards granted pursuant to the 2017 Plan to any one participant during any calendar year will be 1,000,000, and the maximum amount that may be paid under a cash award pursuant to the 2017 Plan to any one participant during any calendar year period will be $5.0 million. In addition, the sum of the grant date fair value of equity-based awards and the amount of any cash-based awards granted to any non-employee director during any calendar year will not exceed $300,000.

Administration. The 2017 Plan is administered by our Board with respect to awards to non-employee directors and by our Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers, subject to certain limitations that may be imposed under Section 162(m) of the Code, Section 16 of the Exchange Act and/or stock exchange rules, as applicable. We refer to our Board of Directors or such Committee, in such capacity, as the plan administrator. The plan administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with and adopt rules for the administration of the 2017 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2017 Plan, including any vesting and vesting acceleration conditions, repurchase provisions, forfeiture provisions, form of payment and any performance criteria.

Eligibility. Awards other than incentive stock options, or ISOs, may be granted to any of our or our subsidiaries’ officers, employees, consultants or directors. Only officers and employees of us or our subsidiary corporations may be granted ISOs under Section 422 of the Code.

Awards. The 2017 Plan provides that the plan administrator may grant or issue options, including ISOs, non-qualified stock options, or NSOs, SARs, restricted stock, restricted stock units, or RSUs, dividend equivalents and other stock- and cash-based awards to eligible participants. Awards other than cash awards will generally be settled in shares of our common stock, but the plan administrator may provide for the cash settlement of any award. Each award will be evidenced by an award agreement, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms, post-termination exercise limitations and, in the case of options, will be designated as either an ISO or NSO. A brief description of each award type follows.

•Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. The 2017 Plan provides for the grant of ISOs under the federal tax laws or NSOs. ISOs may be granted only to employees, while NSOs may be granted to employees, directors or consultants. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). The exercise price of options will be determined by the plan administrator; provided, that the exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance goals and/or other conditions.

•Stock Appreciation Rights. SARs entitle their holder, upon the exercise thereof, to receive from us an amount equal to the difference between the fair market value of the shares subject to the SAR on the exercise date and the exercise price of the SAR. Each SAR will be governed by a SAR agreement and may be granted separately or in connection with stock options or other awards. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance goals and/or other conditions.

•Restricted Stock and Restricted Stock Units. Restricted stock is an award of nontransferable shares of our common stock that remains forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Vesting conditions applicable to restricted stock and RSUs may be based on continued service, performance goals and/or other conditions. Holders of restricted stock, unlike recipients of other equity awards, will have both voting rights and the right to receive dividends, if any, prior to the time when the restrictions lapse, subject to the prohibition on paying dividends with respect to unvested awards described below.

•Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of the dividends, if any, per share paid by us on shares of our common stock, and may be granted separately or in connection with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payment dates during the period between the date an award is granted (or such other dates as may be determined by the plan administrator) and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. No dividend equivalents will be payable with respect to stock options or SARs.

•Other Stock or Cash-Based Awards. Subject to the provisions of the 2017 Plan, the plan administrator shall determine the terms and conditions of each other stock- or cash-based award, including the term of the award, any exercise or purchase price, performance goals, transfer restrictions, vesting conditions and other terms and conditions. Other stock- or cash-based awards may be paid in cash, shares of our common stock or a combination thereof, as determined by the plan administrator, and may be available as a form of payment in the settlement of other awards granted under the 2017 Plan, as stand-alone payments, as a part of a bonus, deferred bonus, deferred compensation or other arrangement and/or as payment in lieu of compensation to which an individual is otherwise entitled.

Dividends and Dividend Equivalent Payments on Unvested Performance-Based Awards. No dividends or dividend equivalents with respect to an unvested award, or portion thereof, with performance-based vesting will be paid until the applicable performance-based vesting conditions are subsequently satisfied and the award vests, and any dividends or dividend equivalents with respect to the portion of an award that does not vest shall be forfeited.

Transferability of Awards. Awards are transferable only by will, the laws of descent and distribution and, to the extent authorized by the plan administrator, to certain permitted transferees, including members of the participant’s immediate family. The participant may also designate one or more beneficiaries in the event of death on a designated form provided by the plan administrator.

Changes in Capitalization; Corporate Transactions. In the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions, the plan administrator has broad discretion to take action under the 2017 Plan, as well as make adjustments to the terms and conditions of existing and future awards, in order to prevent the dilution or enlargement of intended benefits and to facilitate such transactions or events, including providing for the cash-out, assumption, substitution, accelerated vesting or termination of awards. In addition, in the event of certain non-reciprocal transactions with our stockholders, known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2017 Plan and outstanding awards.

Change in Control. In the event of a change in control of our Company (as defined in the 2017 Plan), all outstanding equity awards will become fully vested and, as applicable, exercisable, and all forfeiture, repurchase and other restrictions on such awards will lapse immediately prior to such change in control.

Foreign Participants, Claw-Back Provisions and Participant Payments. The plan administrator may modify award terms, establish sub-plans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any clawback policy that we may implement the extent set forth in such policy and/or the applicable award agreement. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2017 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Amendment; Termination. Our Board may amend, suspend or terminate the 2017 Plan at any time, provided that, subject to certain exceptions set forth therein, no amendment, suspension or termination will, without the consent of the holder, materially adversely affect any rights or obligations under any award previously granted, unless the award itself otherwise expressly so provides. In addition, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2017 Plan, increases the award or director limits under the 2017 Plan, “reprices” any stock option or SAR, or cancels any stock option or SAR in exchange for cash or another award when the per share price of the option or SAR exceeds the fair market value of the underlying shares. Furthermore, except in connection with certain corporate transactions, stockholder approval is required to amend the terms of outstanding stock options or SARs to reduce the per share exercise price or to cancel outstanding stock options or SARs in exchange for cash, other awards or stock options or SARs with a per share exercise price that is less than the per share exercise price of the original stock options or SARs.

Director Compensation

The Company compensates its non-employee directors for their service to the Company through a cash retainer in an amount equal to $3,000 per regular meeting. In addition, each non-employee director who serves as the chairperson of our Board or of our Audit Committee, Compensation Committee or Corporate Governance Committee receives an additional cash fee of $3,000 per year. Non-employee directors serving as of the date of an annual meeting of our stockholders each receive a grant of 1,400 shares of restricted stock on the date of such meeting, vesting over three years, subject to continued service through the applicable vesting date.

The following table sets forth information concerning the compensation of our non-employee directors during the year ended December 31, 2019. Mr. Throdahl and Mr. Hite, each of whom is a named executive officer, do not receive additional compensation for their service as a director, and therefore are not included in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernie B. Berry III	12,000	65,786	—	—	—	—	77,786
Stephen Burns	12,000	65,786	—	—	—	—	77,786
Bryan W. Hughes	15,000	65,786	—	—	—	—	80,786
Marie C. Infante	15,000	65,786	—	—	—	—	80,786
David R. Pelizzon	12,000	65,786	—	—	—	—	77,786
Samuel D. Riccitelli	12,000	65,786	—	—	—	—	77,786
Harald Ruf	12,000	65,786	—	—	—	—	77,786
Terry D. Schlotterback	18,000	65,786	—	—	—	—	83,786
Kevin L. Unger	12,000	65,786	—	—	—	—	77,786

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in Part II, Item 5 of this Annual Report on Form 10-K.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our common stock by:

• each person known by us to beneficially own more than 5% of our common stock;

• each of our named executive officers;

• each of our directors (including the director nominees); and

• all of our directors and executive officers as a group,

based upon 16,881,192 shares of common stock outstanding as of March 3, 2020.

Beneficial ownership is determined under the SEC rules and regulations and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe each stockholder identified in the table possesses sole voting and investment power over all shares of equity securities shown as beneficially owned by the stockholder.

Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of March 3, 2020 are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each beneficial owner listed below is c/o OrthoPediatrics Corp., 2850 Frontier Drive, Warsaw, Indiana 46582.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Stockholders:
Squadron Capital LLC(1)	5,376,764	31.9%

Named Executive Officers and Directors:
David R. Pelizzon(2)	5,392,564	31.9%
Mark C. Throdahl(3)	156,822	*
David R. Bailey(4)	99,574	*
Gregory A. Odle(5)	93,379	*
Fred L. Hite(6)	57,996	*
Bernie B. Berry III(7)	47,490	*
Daniel J. Gerritzen(8)	39,637	*
Stephen F. Burns(9)	38,662	*
Terry D. Schlotterback(10)	26,754	*
Harald Ruf(11)	14,300	*
Bryan W. Hughes(12)	4,274	*
Kevin L. Unger(13)	3,274	*
Marie C. Infante(14)	3,202	*
Samuel D. Riccitelli(15)	2,800	*
All executive officers and directors as a group (14 persons)(16)	5,980,728	35.4%

* Represents beneficial ownership of less than 1% of our outstanding common stock.
(1) Based in part on information contained in a Schedule 13G filed on February 13 , 2020. Squadron Capital LLC is the record owner of 5,375,424 shares of common stock and 1,340 shares of common stock issuable upon exercise of options. Squadron Capital LLC is managed by a management committee, the members of which are David R. Pelizzon, Jennifer N. Pritzker, Harry B. Rosenberg and Charles E. Dobrusin. Mr. Pelizzon is a director of the Company and owns 13,000 shares of common stock and 1,400 restricted shares that Mr. Pelizzon has the ability to vote, but is restricted from transferring until their vesting date. Squadron Capital LLC is a wholly-owned subsidiary of Squadron Capital Holdings LLC. Squadron Capital Holdings LLC is owned by the following trusts: JNP Parachute Mirror Trust L – Harry B. Rosenberg and Charles E. Dobrusin, Trustees; F.L.P. Trust #15M2 – Harry B. Rosenberg and Charles E. Dobrusin, Trustees; JNP 2010 – P.G. Trust – Harry B. Rosenberg and Charles E. Dobrusin, Trustees; and F.L.P. #15 M2 Parachute Trust – Harry B. Rosenberg and Charles E. Dobrusin, Trustees. As trustees of the trusts listed above, Mr. Rosenberg and Mr. Dobrusin may be deemed beneficial owners of the shares held by Squadron Capital LLC insofar as they may be deemed to share the power to direct the voting or disposition of such shares. The business address for Squadron Capital LLC is c/o Squadron Capital Holdings LLC, 18 Hartford Avenue, PO Box 223, Granby, CT 06035. The address of the principal business and principal office for Harry B. Rosenberg and Charles E. Dobrusin, not individually, but solely in the capacity as co-trustees of the trusts referenced above, is 10 S. Wacker Drive., Suite 4000, Chicago, IL 60606.

(2) Consists of 13,000 shares of common stock directly owned by Mr. Pelizzon and 5,376,764 shares of common stock owned by Squadron Capital LLC, which includes 1,340 shares of common stock issuable upon exercise of options (see footnote 1). Mr. Pelizzon is the President of Squadron and a member of its management committee. Mr. Pelizzon disclaims beneficial ownership of the shares and shares underlying options held by Squadron, except to the extent of his pecuniary interests therein. Also includes 2,334 restricted shares that Mr. Pelizzon has the ability to vote, but is restricted from transferring until their vesting date.

(3) Includes options to acquire 1,876 shares of common stock and 36,295 restricted shares that Mr. Throdahl has the ability to vote, but is restricted from transferring until their vesting date.

(4) Includes options to acquire 6,432 shares of common stock and 29,564 restricted shares that Mr. Bailey has the ability to vote, but is restricted from transferring until their vesting date.

(5) Includes options to acquire 9,648 shares of common stock and 36,052 restricted shares that Mr. Odle has the ability to vote, but is restricted from transferring until their vesting date.

(6) Includes 30,497 restricted shares that Mr. Hite has the ability to vote, but is restricted from transferring until their vesting date.

(7) Includes options to acquire 2,680 shares of common stock and 2,334 restricted shares that Mr. Berry has the ability to vote, but is restricted from transferring until their vesting date.

(8) Includes 22,419 restricted shares that Mr. Gerritzen has the ability to vote, but is restricted from transferring until their vesting date.

(9) Includes 2,334 restricted shares that Mr. Burns has the ability to vote, but is restricted from transferring until their vesting date.

(10) Includes options to acquire 2,010 shares of common stock and 2,334 restricted shares that Mr. Schlotterback has the ability to vote, but is restricted from transferring until their vesting date.

(11) Includes 11,966 shares held as tenants-in-common with Mr. Ruf's son and 2,334 restricted shares that Mr. Ruf has the ability to vote, but is restricted from transferring until their vesting date.

(12) Includes options to acquire 670 shares of common stock and 2,334 restricted shares that Mr. Hughes has the ability to vote, but is restricted from transferring until their vesting date.

(13) Includes options to acquire 474 shares of common stock and 2,334 restricted shares that Mr. Unger has the ability to vote, but is restricted from transferring until their vesting date.

(14) Includes 2,334 restricted shares that Ms. Infante has the ability to vote, but is restricted from transferring until their vesting date.

(15) Includes 2,334 restricted shares that Mr. Riccitelli has the ability to vote, but is restricted from transferring until their vesting date.

(16) Includes shares of common stock issuable upon the exercise of outstanding warrants and stock options, as set forth in previous footnotes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a description of transactions since January 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed the lessor of (a) $120,000, and (b) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive and Director Compensation.”

Squadron

Supply Relationships. We have used, or currently use, each of FMI Hansa Medical Products, LLC, or FMI, and Structure Medical, LLC, or Structure Medical, as suppliers for components of our products. In 2017, FMI merged with and into Structure Medical. Structure Medical is owned by Squadron, and Mr. Pelizzon, one of our directors, is the President of Squadron and a member of its Managing Committee and Mr. Ruf, another of our directors, is the Chief Operating Officer. For the years ended December 31, 2019 and 2018, we made aggregate payments to Structure and FMI totaling $3.9 million and $4.0 million, respectively.

Real Estate Mortgage. In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of principal and interest is due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.3 million and $1.4 million as of December 31, 2019 and 2018, respectively.

Vilex Divesture. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron in exchange for a $25.0 million reduction in a term note owed to Squadron (which had funded a portion of the initial acquisition of the Vilex Companies). In conjunction with the divestiture, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property.

Related Persons Transaction Policy

Our Board of Directors has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Parent of Smaller Reporting Company

We do not have a parent company, though, Squadron, our controlling investor, beneficially owns approximately 31.9% of our outstanding common stock. Pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s Board of Directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, four members of the Company’s Board are Squadron designees.

Director Independence

Our Board of Directors currently consists of eleven (11) members. Our Board has determined that Mr. Berry, Mr. Burns, Mr. Hughes, Ms. Infante, Mr. Riccitelli, Mr. Schlotterback and Mr. Unger are independent directors in accordance with the listing requirements of the Nasdaq Global Market (“Nasdaq”). The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and other fees billed to us by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Audit Fees	$632,500	$455,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,895	1,895
Total	$634,395	$456,895

Audit Fees. Audit fees consist of fees billed for professional services performed by Deloitte and Touche LLP for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements. Audit fees for 2019 include $75,500 for professional services rendered in connection with our registration statement on Form S-3 related to our follow-on offering and $200,000 related to the acquisition of the Vilex Companies and divestiture of Vilex. Audit fees for 2018 include $105,000 for professional services rendered in connection with our registration statement on Form S-3 related to our secondary offering.

Audit-Related Fees. Audit-related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred in 2019 or 2018.

Tax Fees. Tax fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm. There were no such fees incurred in 2019 or 2018.

All Other Fees. All other fees consist of the license fee for access to Deloitte & Touche LLP’s online accounting research program

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee of our Board (or a member of the Audit Committee acting under authority delegated to him or her by the Audit Committee) approves in advance all services proposed to be performed for the Company or its subsidiaries by any independent registered public accounting firm that performs (or proposes to perform) audit, review or attest services for the Company or its subsidiaries. Under these SEC rules, the requirement for advance Audit Committee approval of services (other than audit, review or attest services) is waived if they were not recognized to be non-audit services at the time that the independent registered public accounting firm was engaged to provide those services, and certain other conditions are satisfied. None of the services of Deloitte & Touche LLP that were covered by the fees described above were performed without the prior approval of the Audit Committee (or the prior approval of a member of the Audit Committee acting under delegated authority) in reliance upon this waiver provision of the SEC rules.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1. The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2019 and 2018
Consolidated statements of operations, years ended December 31, 2019, 2018 and 2017
Consolidated statements of comprehensive loss, years ended December 31, 2019, 2018 and 2017
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit), years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows, years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements

(a) 2.  Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3. Exhibits:

Exhibit No:	Ref	Description of Exhibits:
2.1
Equity Interest Purchase Agreement, dated June 4, 2019, by and among OrthoPediatrics Corp., the Sellers and the Selling Equityholders (each as defined therein), and Abraham Lavi (as the Sellers’ representative). (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 4, 2019) (SEC File No. 001-38242)

2.2
Asset Purchase Agreement, dated December 31, 2019, by and among OrthoPediatrics Corp., Vilex in Tennessee, Inc., Orthex, LLC, Squadron Capital LLC and Squadron Newco LLC. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on January 6, 2020) (SEC File No. 001-38242)

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

4.5	+	Description of the securities of Orthopediatrics Corp. registered pursuant to Section 12 of the Exchange Act
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
10.14
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.15
Second Amended and Restated Term Note A, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.16
Revolving Note, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.18
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.19
Underwriting Agreement, dated December 11, 2019, by and among OrthoPediatrics Corp., the Selling Stockholders and Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated, acting as representatives of the several Underwriters named therein (Incorporated by reference to Exhibit 1.1 of registrant's Form 8-K filed on December 12, 2019) (SEC File No. 001-38242).

21.1	+	Subsidiaries of the registrant
23.1	+	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	+	Limited Power of Attorney
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certifications of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certifications of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Report.

+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++ Furnished and not filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2020.

OrthoPediatrics Corp.

By:	/s/ Mark C. Throdahl
Mark C. Throdahl, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 5th day of March, 2020.

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
March 5, 2020