Form 10-Q
period 2020-03-31
ORTHOPEDIATRICS CORP
filed 2020-05-06
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 4, 2020, the registrant had 17,818,443 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, contained in this quarterly report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. You can often identify forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will" or "would," or the negative of these terms or other terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors, such as the impact of the COVID-19 pandemic, that may cause our results, activity levels, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Forward-looking statements may include, among other things, statements relating to:

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

•our ability to generate sufficient revenue from the commercialization of our products to achieve and sustain profitability;

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2020 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$53,580	$70,777
Restricted Cash	1,361	1,250
Accounts receivable - trade, less allowance for doubtful accounts of $176 and $506, respectively	14,118	16,003
Inventories, net	43,966	38,000
Notes receivable	582	564
Prepaid expenses and other current assets	1,514	1,464
Total current assets	115,121	128,058

Property and equipment, net	24,078	21,349

Other assets:
Amortizable intangible assets, net	15,121	14,484
Goodwill	15,179	13,773
Other intangible assets	4,700	4,490
Total other assets	35,000	32,747

Total assets	$174,199	$182,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$8,262	$6,467
Accrued compensation and benefits	2,977	4,349
Current portion of long-term debt with affiliate	126	124
Other current liabilities	2,467	2,723
Total current liabilities	13,832	13,663
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,043	26,067
Other long-term liabilities	57	63
Total long-term liabilities	21,100	26,130

Total liabilities	34,932	39,793

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 16,887,674 shares and 16,723,128 shares issued as of March 31, 2020 (unaudited) and December 31, 2019, respectively	4	4
Additional paid-in capital	274,578	271,182
Treasury stock, at cost; 4,014 and 0 shares at March 31, 2020 (unaudited) and December 31, 2019, respectively	(187)	—
Accumulated deficit	(133,767)	(128,822)
Accumulated other comprehensive loss	(1,361)	(3)
Total stockholders' equity	139,267	142,361

Total liabilities and stockholders' equity	$174,199	$182,154
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2020	2019
Net revenue	$16,356	$14,656
Cost of revenue	4,143	4,001
Gross profit	12,213	10,655
Operating expenses:
Sales and marketing	7,564	6,547
General and administrative	7,881	5,612
Research and development	1,265	1,213
Total operating expenses	16,710	13,372
Operating loss	(4,497)	(2,717)
Other expenses:
Interest expense, net	379	303
Other expense	69	—
Total other expenses	448	303
Net loss	$(4,945)	$(3,020)
Weighted average common stock - basic and diluted	16,423,853	14,367,056
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.21)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,945)	$(3,020)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,358)	301
Other comprehensive (loss) income	(1,358)	301
Comprehensive loss	$(6,303)	$(2,719)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	$—	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—		958	—	—	958
Consideration for Telos Acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	$4	$198,478	$(118,111)	$(322)	$80,049

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(4,945)	$(3,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,375	828
Stock-based compensation	958	471
Changes in certain current assets and liabilities:
Accounts receivable - trade	760	(1,180)
Inventories	(5,096)	(2,156)
Prepaid expenses and other current assets	(56)	(196)
Accounts payable - trade	1,739	2,373
Accrued expenses and other liabilities	(1,694)	(719)
Other	3	128
Net cash used in operating activities	(6,956)	(3,471)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	(1,670)	—
Purchases of licenses	—	(19)
Purchases of property and equipment	(3,953)	(4,963)
Net cash used in investing activities	(5,623)	(4,982)

FINANCING ACTIVITIES
Payments on note with affiliate	(5,000)	—
Repurchases of common shares	(187)	—
Proceeds from exercise of stock options	688	565
Payments on mortgage notes	(31)	(29)
Net cash (used in) provided by financing activities	(4,530)	536

Effect of exchange rate changes on cash	23	—

NET DECREASE IN CASH	(17,086)	(7,917)

Cash and restricted cash, beginning of year	$72,027	$60,691
Cash and restricted cash, end of period	$54,941	$52,774

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$379	$303
Transfer of instruments from property and equipment to inventory	$182	$217
Issuance of common shares to acquire Telos	$1,750	$—
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

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand, permitting us to sell under an agency model direct to local hospitals in these countries. In September 2018, we further expanded operations in Canada selling direct to local hospitals, and in January 2019 we expanded to Belgium and the Netherlands. Additionally, in March 2019 we established a holding company and an operating company in the Netherlands and began selling direct to Italy in March 2020 enhancing our operations in Europe.

On June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60,000 in total consideration. Vilex and Orthex (the "Vilex Companies") are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies.

On December 31, 2019, we divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron Capital LLC ("Squadron") in exchange for a $25,000 reduction in a Term Note owed to Squadron in connection with the initial acquisition. As part of the sale, we also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property and a mutual distribution agreement.

On March 9, 2020, we purchased all the issued and outstanding membership interest of Telos Partners, LLC ("Telos") for $3,500 in total consideration. Telos is a boutique regulatory consulting firm formed in Colorado.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., OP Netherlands B.V.,

Vilex in Tennessee, Inc., Orthex, LLC, and Telos Partners, LLC (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 5, 2020. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $133,767 and $128,822 as of March 31, 2020 and December 31, 2019, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at March 31, 2020 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

Use of Estimates

Preparation of the condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as of the date of the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. The impact of the coronavirus disease ("COVID-19") has significantly increased economic and demand uncertainty. We use historical experience and other assumptions as the basis for our judgments and estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the condensed consolidated financial statements.

Foreign Currency Transactions

We currently bill our international distributors in United States ("U.S.") dollars, resulting in minimal foreign exchange transaction expense.

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. In September 2018, we began selling direct in Canada, in January 2019 in Belgium and the Netherlands and in March 2020 in Italy. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

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
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when our performance obligations under the terms of the contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.
In the countries where we sell under an agency model direct to local hospitals, the products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement, which does not generally include rebates or discounts.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia, New

Zealand, Canada, Belgium, the Netherlands and Italy are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the condensed consolidated balance sheets.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, the value of internally developed software, customer relationships, and non-competition agreements related to the acquisition of Orthex and customer relationships and non-competition agreements related to the acquisition of Telos. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval and market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financials assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Based on ASU 2019-10 and our status as a Smaller Reporting Company, the Company will adopt ASU 2016-13 effective January 1, 2023. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This pronouncement eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. It is effective for reporting periods beginning after December 15, 2020, although earlier adoption is permitted. The Company adopted this standard on January 1, 2020 and it did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes: Simplifying the Accounting for Income Taxes" intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside cost basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company adopted this standard on January 1, 2020 and it did not have a significant impact on the Company's consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS COMBINATION

Telos

On March 9, 2020 the Company purchased the issued and outstanding membership interest of Telos for $1,750 in cash, including $81 of cash acquired, and 36,628 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $47.78 per share. The Company incurred $20 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary.

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$3,500
Assets
Cash	81
Accounts receivable-trade	215
Property and equipment	10
Intangible assets	1,160
Total assets	1,466
Liabilities
Accounts payable and accrued liabilities	60
Total liabilities	60
Less: total net assets	1,406
Goodwill	$2,094

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$210	Indefinite
Customer Relationships	910	10 years
Non-competition Agreements	40	5 years
	$1,160

Vilex and Orthex

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, adjusted for working capital, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $737 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary as to working capital amounts, intangible values and tax accounting matters.

The following table summarizes the total consideration paid for Vilex and Orthex and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$60,184
Assets
Cash	348
Accounts receivable-trade	2,088
Inventories	3,652
Prepaid expenses and other current assets	12
Property and equipment	7,540
Intangible assets	31,180
Operating lease right-of-use asset	323
Total assets	45,143
Liabilities
Accounts payable and accrued liabilities	563
Operating lease liabilities	323
Deferred tax liability	1,175
Other long-term liabilities	68
Total liabilities	2,129
Less: total net assets	43,014
Goodwill	$17,170

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$4,610	Indefinite
Patents	22,390	15 years
Internally Developed Software	1,550	10 years
Customer Relationships	2,570	12 years
Non-competition Agreements	60	5 years
	$31,180

The Company recorded a measurement period adjustment during fiscal 2020 to increase inventory and decrease goodwill related to working capital adjustments to allocate inventory between Orthex and Vilex.

Since the Vilex products include adult offerings that are not core to the Company's pediatric business, the Company received Board approval to take the steps necessary to divest the non-core Vilex assets.

On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offering to a wholly-owned subsidiary of Squadron Capital, LLC in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition along with certain ongoing intellectual property rights. Of the $25,000 purchase price, $12,410 was attributable to the license of the Orthex intellectual property and the remaining $12,590 was applied to the Vilex assets and liablities divested.

After the issuance of our December 31, 2019 annual consolidated financial statements, and in connection with the preparation of our condensed consolidated financial statements for the three months ended

March 31, 2020, we identified and corrected an immaterial error related to the deferred revenue liability recognized from license of Orthex intellectual property as of December 31, 2019. The immaterial correction of the error resulted in a reduction of the deferred revenue liability and goodwill on the consolidated balance sheet as of December 31, 2019 of $12,410, based on the conclusion that the consideration transferred was allocable to a portion of certain Orthex patent assets sold concurrently with the sale of Vilex. We have evaluated the adjustment and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our consolidated financial statements for any prior annual or interim period presented. In order to accurately present the historical period, we have revised our December 31, 2019 balance sheet and related footnotes to reflect the immaterial correction of this error.

Changes in the carrying amount of goodwill for the periods presented were as follows:

Total
Goodwill at January 1, 2019	$—
Vilex Companies acquisition	17,170
Divestiture of Vilex in Tennessee, Inc.	(3,397)
Goodwill at January 1, 2020	$13,773
Telos acquisition	2,094
Orthex measurement period adjustment	(688)
Goodwill at March 31, 2020	$15,179

Pro forma net revenue and net loss from continuing operations for the three months ended March 31, 2019 assuming the Orthex and Vilex acquisition occurred on January 1, 2019 would have been $15,830 and ($3,491), respectively.

NOTE 4 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Note payable to Squadron	$19,900	$19,891
Revolving credit facility with Squadron	—	5,000
Mortgage payable to affiliate	1,269	1,300
Total debt	21,169	26,191
Less: current maturities	126	124
Long-term debt with affiliate, net of current maturities	$21,043	$26,067

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

The fair value of our notes payable to Squadron were estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At March 31, 2020, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2019, the mortgage balance was $1,300 of which current principal due of $124 was included in current portion of long-term debt. At March 31, 2020 the mortgage balance was $1,269 of which current principal of $126 was included in current portion of long-term debt

Interest expense relating to notes payable to Squadron and Tawani was $551 and $303 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 - STRATEGIC ARRANGEMENTS

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $31 and $37 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, $31 and $39, respectively, was due to CASE.

NOTE 6 - INCOME TAXES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). Corporate taxpayers may carryback net operating losses ("NOLs") originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2020 and December 31, 2019, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2019, we had available federal and state tax loss carryforwards of $86,807, state loss carryforwards of $64,026 and tax credits for federal and state tax purposes of $260. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2020	70,628	$30.97	1.2
Exercised	(22,208)	30.97
Outstanding at March 31, 2020	48,420	$30.97	1.2

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2020 and December 31, 2019, all options were fully vested.

There was no stock-based compensation expense on stock options for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2020	318,002	1.7
Granted	105,710
Outstanding at March 31, 2020	423,712	2.3
Restricted stock exercisable at March 31, 2020	—

At March 31, 2020, there was $10,014 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 2.3 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $958 and $471 for the three months ended March 31, 2020 and 2019, respectively.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	404	$30.97
Outstanding at March 31, 2020	404	$30.97

For all periods presented, the warrants were issued at an exercise prices of $30.97 per share. The warrants have a ten-year term. At March 31, 2020, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

Treasury Stock

There were 4,014 shares of treasury stock issued as of March 31, 2020, with a cost of $187, at a weighted average cost of $46.51 per share.

NOTE 8 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to common stockholders - basic and diluted	$(4,945)	$(3,020)

Weighted average number of shares - basic and diluted	16,423,853	14,367,056
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.21)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2020	2019
Restricted stock	423,712	302,812
Stock options	40,420	93,667
Warrants	404	6,790
Total shares	464,536	403,269

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three months ended March 31, 2020 or 2019. No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2020 and December 31, 2019.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2020	2019
U.S.	$13,384	$10,267
International	2,972	4,389
Total	$16,356	$14,656

	Three Months Ended March 31,
Product sales by category:	2020	2019
Trauma and deformity	$12,210	$10,017
Scoliosis	3,711	4,258
Sports medicine/other	435	381
Total	$16,356	$14,656

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three months ended March 31, 2020 and 2019.

NOTE 10 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 5), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure Medical of $1,201 and $763 for the three months ended March 31, 2020 and 2019, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. The Orthex license agreement was determined to have a value of $12,410 and is determined to be a sale of functional intellectual property, resulting in the derecognition or sale of certain patent intangibles acquired in the Vilex and Orthex acquisition.

NOTE 11 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2020, we have elected to match our employees' 401(k) contributions up to 4% of employees' salary. Prior to January 1, 2020, we matched our employees' 401(k) contributions up to 3% of employees' salary.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2020, the Company has recorded a lease liability of $57 and corresponding right-of-use-asset of $58 on its condensed consolidated balance sheet.

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

Royalties

As of March 31, 2020, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $500 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2020, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2020, we purchased all the issued and outstanding shares of stock of Apifix Ltd. ("Apifix") for 934,768 shares of OrthoPediatrics common stock $0.00025 par value per share, representing approximately $37,000 (based on a closing share price of $39.64 on March 31, 2020) and $2,000 in cash paid at closing. In addition to the payments made at closing and a working capital adjustment, the Company will make subsequent payments of $13,000 on the earlier of the second anniversary of closing or 150 clinical procedures using the Apifix system in the United States, $8,000 on the third anniversary of closing and $9,000 on the fourth anniversary of closing. The Company will also make a payment based on Apifix revenue for the twelve months ended June 30, 2024 multiplied by 2.25, subject to certain limitations. The amount of the last payment is not yet estimable at this time. ApiFix is an Israel and Boston, MA based medical device company with a less invasive spinal deformity correction system for non-fusion treatment of progressive adolescent idiopathic scoliosis.

The Company incurred $60 of related acquisition costs in the first quarter 2020 which are reflected in general and administrative costs in the condensed consolidated statements of operations. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to Apifix information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

We currently market 34 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 36 independent sales agencies employing more than 167 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 43 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In April 2017, we began to supplement our use of independent distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand and further expanded to Canada in September 2018 and Belgium and the Netherlands in January 2019, and in Italy on March 1, 2020. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

On June 4, 2019, we purchased all of the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all of the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60.2 million in total consideration, net of working capital adjustments. Vilex and Orthex (the “Vilex Companies”) are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatrics congenital deformities and limb length discrepancies.

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

On April 1, 2020, we purchased all of the issued and outstanding shares of stock of Apifix Ltd. ("Apifix") for (a) $2.0 million in cash, and (b) 934,783 shares of the Company’s common stock, $0.00025 par value per share, representing approximately $37.0 million (based on a closing share price of $39.64 on March 31, 2020). ApiFix, a corporation organized under the laws of Israel, has developed and manufactures a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis (AIS) (the “ApiFix System”). The purchase price is subject to a post-closing working capital adjustment. In addition, the Company has also agreed to pay as part of the purchase price the following anniversary payments: (i) $13.0 million on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date; (ii) $8.0 million on the third anniversary of the closing date; and (iii) $9.0 million on the fourth anniversary of the closing date. In addition, to the extent that the product of the Company’s revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years (subject to certain limitations), the Company has agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and the system sales payment may each be made in cash and/or common stock, subject to certain limitations; provided that the Company may make the determination with respect to anniversary payments and the a representative of the sellers may make the determination with respect to the systems sales payment, if any.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Impact of COVID-19 on our Business

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States.

Health and Safety

From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all applicable locations, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the warehouse floor, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the quarter. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays.

Demand

The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19, and the actions taken by governmental authorities and other third parties to contain the virus, will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected. We have experienced a reduction in revenue as a result of global delays in elective surgeries.

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, including our December 2019 equity offering, leave us well-positioned to manage our business through this crisis as it continues to unfold. We believe our existing balances of cash and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)%
Net revenue	$16,356	$14,656	$1,700	12%
Cost of revenue	4,143	4,001	142	4%
Sales and marketing expenses	7,564	6,547	1,017	16%
General and administrative expenses	7,881	5,612	2,269	40%
Research and development expenses	1,265	1,213	52	4%
Other expenses	448	303	145	48%
Net loss	$(4,945)	$(3,020)	$1,925	64%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Product sales by geographic location:	2020	2019
U.S.	$13,384	$10,267
International	2,972	4,389
Total	$16,356	$14,656

	Three Months Ended March 31,
Product sales by category:	2020	2019
Trauma and deformity	$12,210	$10,017
Scoliosis	3,711	4,258
Sports medicine/other	435	381
Total	$16,356	$14,656

Net revenue increased $1.7 million, or 12%, from $14.7 million for the three months ended March 31, 2019 to $16.4 million for the three months ended March 31, 2020. The increase was due to trauma and deformity sales growth of $2.2 million, or 22%, primarily driven by sales of our Ex-Fix products, offset by a reduction in scoliosis of $(0.5) million, or (13)%, primarily driven by sales of our FIREFLY® Pedicle Screw Navigation Guides. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $0.1 million, or 4%, from $4.0 million for the three months ended March 31, 2019 to $4.1 million for the three months ended March 31, 2020. The increase was due primarily to increased sales volume in both the U.S. and international markets, including instrument sets. Gross margin was 73% for the three months ended March 31, 2019 and 75% for the three months ended March 31, 2020.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.0 million, or 16%, to $7.6 million for the three months ended March 31, 2020 from $6.5 million for the three months ended March 31, 2019. The increase for the three months was due primarily to increased sales commission expenses, driven by the increase in unit volume sold.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 40%, from $5.6 million for the three months ended March 31, 2019 to $7.9 million for the three months ended March 31, 2020. The increase for the three months was due primarily to increased resources to support the growth of the business including higher quality and regulatory expenses and increased stock compensation and legal expenses. Depreciation and amortization expenses increased $0.5 million, or 67%, from $0.8 million for the three months ended March 31, 2019 to $1.4 million for the three months ended March 31, 2020. The increase for the three months was primarily due to increased investments in consigned surgical instrument sets and amortization of intangible licenses.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 4%, from $1.2 million for the three months ended March 31, 2019 to $1.3 million for the three months ended March 31, 2020. The increase for the three months was driven by incremental product development including the addition of personnel and the growth of our business.

Other Expenses

Other expenses were $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Other expenses consist primarily of interest expense on our long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $7.0 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $133.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2020, we had cash and restricted cash of $54.9 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(6,956)	$(3,471)
Net cash used in investing activities	(5,623)	(4,982)
Net cash (used in) provided by financing activities	(4,530)	536
Effect of exchange rate changes on cash	23	—
Net decrease in cash	$(17,086)	$(7,917)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $7.0 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $4.3 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the primary driver of working capital cash usage was the increase in inventory of $5.1 million related to our sales growth.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $5.6 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities consisted primarily of the acquisition of Telos of $1.7 million, net of cash received, and the purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New Zealand, Belgium and the Netherlands of $4.0 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively.

Cash (Used in) Provided By Financing Activities

Net cash (used in) provided by financing activities was $(4.5) million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of the payment of $5.0 million of the revolving credit facility with Squadron and the repurchase of $0.2 million of common shares, offset by $0.7 million from the exercise of stock options. During the three months ended March 31, 2019, net cash provided by financing activities consisted primarily of $0.6 million from the exercise of stock options.

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

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a first Amendment, or the Amendment, to the Loan Agreement (as so amended, the "Amended Loan Agreement"), with Squadron. The Amended Loan Agreement provided for a new $30.0 million term loan facility, represented by a Term Note B, in addition to the existing $20.0 million Term Note A and $15.0 million revolving credit facility. Similar to the other facilities under the Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25.0 million received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5.0 million from the available Squadron revolving credit facility. On January 4, 2020, the Company repaid $5.0 million on the revolving credit facility with Squadron.

At March 31, 2020, we had approximately $19.9 million in outstanding indebtedness under the Amended Loan Agreement.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 thousand, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.3 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively.

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

ITEM 1A.  RISK FACTORS

Except for the additional risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

The recent outbreak of COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators have instructed hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and will continue to have, a significant negative impact on our business and results of operations. The COVID-19 outbreak has also resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements, and business limitations and shutdowns. While these measures have negatively impacted the ability of our sales professionals to reach physicians, such measures have not yet had any significant impacts on our product supply chain. However, we anticipate these measures having a negative impact on the production and delivery of our products in the future, resulting in a further decline in sales, an increase in accounts receivable reserves, lower gross margins, and greater challenges in forecasting business results and making business decisions.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the economies and financial markets of many countries, which may result in a period of regional, national or global economic slowdown or regional, national or global recessions. The extent to which the outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. While we do not yet know the full extent of the COVID-19 impact, the negative effects on our business, results of operations and financial condition could be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On March 9, 2020, the Company issued 36,628 shares of its common stock, $0.00025 par value per share, in connection with the purchase of all of the issued and outstanding membership interest of Telos Partners, LLC from its members. The purchase price also included $1.75 million in cash. The shares were valued at $47.78 per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

b. Use of Proceeds.

None.

c. Issuer Purchases of Equity Securities.

The following table presents information relating to the Company's purchase of its equity securities during the three months ended March 31, 2020.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or progams	Maximum number of shares that may yet be purchased under the plans or programs
January, 2020	—	$—	—	—
February, 2020	4,014	$46.51	—	—
March, 2020	—	$—	—	—
Total	4,014	$46.51	—	—

(1) The shares were purchased in connection with the exercise of certain outstanding stock options by a member of the Company's Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

a. Failure to file under Form 8-K.

None.

b. Modifications to nomination process.

None.

ITEM 6.  EXHIBITS

The following exhibits are included within this Report or incorporated herein by reference.

Exhibit Number		Description

2.1*
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242)

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

* The schedules to the Share Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the Purchase Agreement to the SEC upon request.

+ Filed herewith.

++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOPEDIATRICS CORP.
May 6, 2020	By:	/s/ Mark C. Throdahl
Mark C. Throdahl President and Chief Executive Officer

May 6, 2020	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer