Form 10-Q
period 2020-06-30
ORTHOPEDIATRICS CORP
filed 2020-08-06
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 19,549,201 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$113,054	$70,777
Restricted Cash	1,361	1,250
Accounts receivable - trade, less allowance for doubtful accounts of $185 and $506, respectively	14,897	16,003
Inventories, net	48,875	38,000
Notes receivable	656	564
Prepaid expenses and other current assets	1,534	1,464
Total current assets	180,377	128,058

Property and equipment, net	24,131	21,349

Other assets:
Amortizable intangible assets, net	42,206	14,484
Goodwill	68,420	13,773
Other intangible assets	13,357	4,490
Total other assets	123,983	32,747

Total assets	$328,491	$182,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$6,003	$6,467
Accrued compensation and benefits	4,501	4,349
Current portion of long-term debt with affiliate	128	124
Current portion of acquisition installment payable	11,485	—
Other current liabilities	2,654	2,723
Total current liabilities	24,771	13,663
Long-term liabilities:
Long-term debt with affiliate, net of current portion	21,017	26,067
Acquisition installment payable, net of current portion	12,021	—
Contingent consideration	28,100	—
Other long-term liabilities	120	63
Total long-term liabilities	61,258	26,130

Total liabilities	86,029	39,793

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,544,008 shares and 16,723,128 shares issued as of June 30, 2020 (unaudited) and December 31, 2019, respectively	5	4
Additional paid-in capital	385,510	271,182
Accumulated deficit	(143,214)	(128,822)
Accumulated other comprehensive loss	161	(3)
Total stockholders' equity	242,462	142,361

Total liabilities and stockholders' equity	$328,491	$182,154

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$13,593	$18,200	$29,949	$32,856
Cost of revenue	3,532	4,581	7,675	8,582
Gross profit	10,061	13,619	22,274	24,274
Operating expenses:
Sales and marketing	5,620	7,606	13,184	14,153
General and administrative	10,577	6,569	18,458	12,181
Research and development	881	1,234	2,146	2,447
Total operating expenses	17,078	15,409	33,788	28,781
Operating loss	(7,017)	(1,790)	(11,514)	(4,507)
Other expenses:
Interest expense, net	1,399	632	1,778	935
Fair value adjustment of contingent consideration	910	—	910	—
Other expense	121	37	190	37
Total other expenses	2,430	669	2,878	972
Net loss from continuing operations	(9,447)	(2,459)	(14,392)	(5,479)
Net loss from discontinued operations	—	(159)	—	(159)
Net loss	$(9,447)	$(2,618)	$(14,392)	$(5,638)
Weighted average common stock - basic and diluted	17,549,118	14,451,979	16,986,485	14,409,752
Net loss per share - basic and diluted	$(0.54)	$(0.18)	$(0.85)	$(0.39)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(9,447)	$(2,618)	$(14,392)	$(5,638)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,522	(133)	164	168
Other comprehensive (loss) income	1,522	(133)	164	168
Comprehensive loss	$(7,925)	$(2,751)	$(14,228)	$(5,470)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	$—	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—	—	958	—	—	958
Consideration for Telos Acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267
Net Loss	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive loss	—	—	—	—	—	—	1,522	1,522
Stock option exercise	19,162	—	—	—	593	—	—	593
Restricted stock	52,032	—	—	—	2,495	—	—	2,495
Consideration for ApiFix acquisition and Band-Lok intellectual property purchase	989,154	—	—	—	37,638	—	—	37,638
Issuance of common stock, net of issuance cost	1,595,986	1	4,014	187	70,206	—	—	70,394
Balance at June 30, 2020	19,544,008	$5	—	$—	$385,510	$(143,214)	$161	$242,462

	Three and Six Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	$4	$198,478	$(118,111)	$(322)	$80,049
Net Loss	—	—	—	(2,618)	—	(2,618)
Other comprehensive loss	—	—	—	—	(133)	(133)
Acquisition consideration	245,352	—	10,000	—	—	10,000
Stock option exercise	2,983	—	92	—	—	92
Restricted stock	8,729	—	692	—	—	692
Balance at June 30, 2019	14,939,462	$4	$209,262	$(120,729)	$(455)	$88,082

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(14,392)	$(5,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,285	1,912
Stock-based compensation	3,453	1,163
Fair value adjustment of contingent consideration	910	—
Acquisition installment payable	886	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	1,609	(5,499)
Inventories	(9,599)	(5,139)
Prepaid expenses and other current assets	66	(14)
Accounts payable - trade	(746)	1,934
Accrued expenses and other liabilities	(129)	357
Other	(50)	139
Net cash used in operating activities - continuing operations	(14,707)	(10,785)
Net cash provided by operating activities - discontinued operations	—	371
Net cash used in operating activities	(14,707)	(10,414)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	(1,670)	—
Acquisition of ApiFix, net of cash acquired	(1,723)	—
Acquisition of Band-Lok intangible assets	(796)	—
Acquisition of Vilex and Orthex, net of cash acquired	—	(49,926)
Purchases of licenses	—	(170)
Purchases of property and equipment	(5,160)	(8,514)
Net cash used in investing activities - continuing operations	(9,349)	(58,610)
Net cash used in investing activities - discontinued operations	—	(47)
Net cash used in investing activities	(9,349)	(58,657)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	30,000
Payments on note with affiliate	(5,000)	—
Proceeds from issuance of common stock, net of issuance costs	70,207	—
Proceeds from exercise of stock options	1,281	657
Payments on mortgage notes	(61)	(59)
Net cash provided by financing activities	66,427	30,598

Effect of exchange rate changes on cash	17	—

NET INCREASE (DECREASE) IN CASH	42,388	(38,473)

Cash and restricted cash, beginning of year	$72,027	$60,691
Cash and restricted cash, end of period	$114,415	$22,218
Less cash of discontinued operations, end of period	$—	$360
Cash of continuing operations, end of period	$114,415	$21,858

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$513	$935
Transfer of instruments from property and equipment to inventory	$229	$267
Issuance of common shares to acquire Vilex and Orthex	$—	10,000
Issuance of common shares to acquire Telos	$1,568	$—
Issuance of common shares to acquire ApiFix	$35,176	$—
Issuance of common shares to acquire Band-Lok	$2,644	$—
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSE Spine, Bandloc, Pediguard, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

On March 9, 2020, we purchased all the issued and outstanding membership interest of Telos Partners, LLC ("Telos") for $3,300 in total consideration. Telos is a boutique regulatory consulting firm formed in Colorado.

On April 1, 2020, we purchased all the issued and outstanding membership interest of ApiFix, Ltd. ("ApiFix") for (a) $2,000 in cash, and (b) 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,000 (based on a closing share price of $37.63 on April 1, 2020. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System"). In addition, we have also agreed to pay as part of the purchase price the following anniversary payments: (i) $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock.

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for approximately $3,400 in total consideration. We use the Tether Clamp System in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., OP Netherlands B.V., Vilex in Tennessee, Inc., Orthex, LLC, Telos Partners, LLC, ApiFix Ltd. and ApiFix Inc. (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 5, 2020. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $143,214 and $128,822 as of June 30, 2020 and December 31, 2019, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2020 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

On June 22, 2020, we completed a follow-on offering of our common stock, in which we issued and sold 1.6 million shares of common stock at a public offering price of $47.00 per share for aggregate gross proceeds of $75,200. We received $70,207 in net proceeds after deducting $4,512 of underwriting discounts and commissions and paying $481 in offering costs.

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

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. In September 2018, we began selling direct in Canada, in January 2019 in Belgium and the Netherlands, in March 2020 in Italy and in April 2020 in Israel. The financial statements of our foreign subsidiaries are accounted for and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

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

Revenue Recognition – International

Outside of the United States, we primarily sell our products through independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectability was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectability had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received.
Following a review of our collection history, we deemed collectability was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when our performance obligations under the terms of the contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment.
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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, including Band-Lok, the value of internally developed software, customer relationships, and non-competition agreements related to the acquisition of Orthex, and customer relationships and non-competition agreements related to the acquisitions of Telos and ApiFix. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval and market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

NOTE 3 – BUSINESS COMBINATION

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $343 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), $30,000 in anniversary payments, and approximately $41,741 in a system sales payment. The total consideration transferred of $87,379 is preliminary and subject to certain limitations and adjustments. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System").

The Company incurred $310 of acquisition-related costs that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary.

The following table summarizes the total consideration paid for ApiFix and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$87,379
Assets
Cash	344
Accounts receivable-trade	245
Inventories	685
Prepaid expenses and other current assets	77
Property and equipment	153
Intangible assets	24,330
Other intangible assets	8,620
Operating lease right-of-use asset	104
Total assets	34,558
Liabilities
Accounts payable and accrued liabilities	226
Operating lease liabilities	106
Other long-term liabilities	270
Total liabilities	602
Less: total net assets	33,956
Goodwill	$53,423

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$8,620	Indefinite
Patents	23,790	15 years
Customer Relationships	340	10 years
Non-competition Agreements	200	4 years
	$32,950

The Company is obligated to make anniversary payments of: (i) $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the second anniversary payment of $13,000 during the first half of 2021. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any.

The fair value of the contingent consideration payments is considered a Level 3 investment and were determined by an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecast annual revenue, expected volatility and an implied probability of achieving revenue forecasts. The fair value of the payments will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustment in the fair value of the contingent consideration payments of $910 was recognized as an expense for the six month period ended June 30, 2020 in other expenses on the condensed consolidated statements of operations. An additional $886 was recognized as interest expense for the six month period ended June 30, 2020 on the condensed consolidated statements of operations for the adjustment in the fair value of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	June 30, 2020
Anniversary Payments:
Second Year Payment	$10,980	$11,485
Third Year Payment	5,780	5,965
Fourth Year Payment	5,860	6,056
Total acquisition installment payable	22,620	23,506
Less: current portion of acquisition installment payable	10,980	11,485
Acquisition installment payable, net of current portion	11,640	12,021
System sales payment	27,190	28,100
ApiFix future consideration, net of current portion	$38,830	$40,121

Pre-acquisition revenues and earnings for ApiFix were not material to the condensed consolidated operations.

Telos

On March 9, 2020, the Company purchased the issued and outstanding membership interest of Telos for $1,750 in cash, including $81 of cash acquired, and 36,628 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $42.81 per share, the Company's closing share price on March 9, 2020. The Company incurred $25 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary.

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$3,318
Assets
Cash	81
Accounts receivable-trade	215
Property and equipment	10
Intangible assets	950
Other intangible assets	$210
Total assets	1,466
Liabilities
Accounts payable and accrued liabilities	60
Total liabilities	60
Less: total net assets	1,406
Goodwill	$1,912

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$210	Indefinite
Customer Relationships	910	10 years
Non-competition Agreements	40	5 years
	$1,160

Vilex and Orthex

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, adjusted for working capital, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $737 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is final as to working capital amounts, intangible values and tax accounting matters.

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

Pro forma net revenue and net loss from continuing operations for the six months ended June 30, 2019 assuming the Orthex and Vilex acquisition occurred on January 1, 2019 would have been $34,792 and ($4,948), respectively.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

Total
Goodwill at January 1, 2019	$—
Vilex Companies acquisition	17,170
Divestiture of Vilex in Tennessee, Inc.	(3,397)
Goodwill at January 1, 2020	$13,773
Telos acquisition	1,912
Orthex measurement period adjustment	(688)
ApiFix acquisition	53,423
Goodwill at June 30, 2020	$68,420

Intangible Assets

As of June 30, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	15.3 years	$33,182	$(1,019)	$32,163
Intellectual Property	10.8 years	8,950	(473)	8,477
License Agreements	3.1 years	2,765	(1,199)	1,566
Total amortizable assets		$44,897	$(2,691)	$42,206

As of December 31, 2019, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	17.4 years	$9,287	$(363)	$8,924
Intellectual Property	10.7 years	4,020	(213)	3,807
License Agreements	3.4 years	2,765	(1,012)	1,753
Total amortizable assets		$16,072	$(1,588)	$14,484

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for $3,394 in total consideration. We use the Tether Clamp System in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok.

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $13,357 and $4,490 as of June 30, 2020 and December 31, 2019, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Orthex on June 4, 2019 valued at $4,230, the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,620. Trademarks are recorded in Other Intangible assets on the Condensed Consolidated Balance Sheets.

NOTE 5 - DISCONTINUED OPERATIONS

On June 4, 2019, the Company acquired Vilex, a manufacturer of foot and ankle surgical implants. Since the Vilex products included adult offerings that were not core to the Company's pediatric business, the Company received Board approval to take the steps necessary to divest the non-core Vilex assets and those Vilex assets were sold on December 31, 2019.

The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and six months ended June 30, 2019:

Three and Six Months Ended
June 30, 2019
Revenue	$414
Operating expenses	507
Depreciation and amortization	66
Operating loss	(159)
Loss from discontinued operations	$(159)

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Note payable to Squadron	$19,907	$19,891
Revolving credit facility with Squadron	—	5,000
Mortgage payable to affiliate	1,238	1,300
Total debt	21,145	26,191
Less: current maturities	128	124
Long-term debt with affiliate, net of current maturities	$21,017	$26,067

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

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a First Amendment, or the First Amendment, to the Loan Agreement (as so amended, the "First Amended Loan Agreement"), with Squadron. The First Amended Loan Agreement provided for a new $30,000 term loan facility, represented by a Term Note B, in addition to the existing $20,000 Term Note A and $15,000 revolving credit facility. Similar to the other facilities under the First Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25,000 received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5,000 from the available Squadron revolving credit facility. On January 4, 2020, the Company paid $5,000 on the revolving loan agreement with Squadron.

Borrowings under the First Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the First Amended Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends.

The fair value of our notes payable to Squadron were estimated based on prices for the same or similar issues and the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” At June 30, 2020, the fair value approximated the carrying value.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2019, the mortgage balance was $1,300 of which current principal due of $124 was included in current portion of long-term debt. At June 30, 2020 the mortgage balance was $1,238 of which current principal of $128 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $513 and $632 for the three months ended June 30, 2020 and 2019, respectively, and $892 and $935 for the six months ended June 30, 2020 and 2019, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $24 and $37 for the three months ended June 30, 2020 and 2019, respectively, and $55 and $74 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, $24 and $39, respectively, was due to CASE.

NOTE 8 - INCOME TAXES

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or six months ended June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2020 and December 31, 2019, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2019, we had available federal and state tax loss carryforwards of $86,807, state loss carryforwards of $64,026 and tax credits for federal and state tax purposes of $260. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2020	70,628	$30.97	1.2
Exercised	(41,370)	30.97
Outstanding at June 30, 2020	29,258	$30.97	1.2

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2020 and December 31, 2019, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six months ended June 30, 2020 and 2019, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2020	318,002	1.7
Granted	158,310
Forfeited	(568)
Vested	(38,397)
Outstanding at June 30, 2020	437,347	1.6
Restricted stock exercisable at June 30, 2020	—

At June 30, 2020, there was $9,865 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.6 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $2,495 and $692 for the three months ended June 30, 2020 and 2019, respectively, and $3,453 and $1,163 for the six months ended June 30, 2020 and 2019, respectively. The increase in the stock compensation expense for the three months ended June 30, 2020 was due to a one-time stock grant to the Company's Chief Executive Officer that vested immediately resulting in an additional $1,322 of expense.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	404	$30.97
Outstanding at June 30, 2020	404	$30.97

For all periods presented, the warrants were issued at an exercise prices of $30.97 per share. The warrants have a ten-year term. At June 30, 2020, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 10 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(9,447)	$(2,618)	$(14,392)	$(5,638)

Weighted average number of shares - basic and diluted	17,549,118	14,451,979	16,986,485	14,409,752
Net loss per share - basic and diluted	$(0.54)	$(0.18)	$(0.85)	$(0.39)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Six Months Ended June 30,
	2020	2019
Restricted stock	437,347	307,347
Stock options	29,258	90,685
Warrants	404	4,979
Total shares	467,009	403,011

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and six months ended June 30, 2020 or 2019. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2020 and December 31, 2019.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2020	2019	2020	2019
U.S.	$12,146	$13,848	$25,530	$24,115
International	1,447	4,352	4,419	8,741
Total	$13,593	$18,200	$29,949	$32,856

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2020	2019	2020	2019
Trauma and deformity	$9,220	$11,887	$21,430	$21,904
Scoliosis	3,836	5,866	7,547	10,124
Sports medicine/other	537	447	972	828
Total	$13,593	$18,200	$29,949	$32,856

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and six months ended June 30, 2020 and 2019.

NOTE 12 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure Medical of $934 and $1,729 for the three months ended June 30, 2020 and 2019, respectively, and $2,135 and $2,493 for the six months ended June 30, 2020 and 2019 .
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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2020, the Company has recorded a lease liability of $120 and corresponding right-of-use-asset of $123 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE™ spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued a Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute, but we continue to welcome constructive discussions on a negotiated settlement. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

Royalties

As of June 30, 2020, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we had minimum royalty commitments of $500 annually through 2026 which ceased upon the purchase of the Band-Lok assets in June 2020.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2020, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 15 – SUBSEQUENT EVENTS

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15,000 to $25,000. The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

Borrowings under the revolving credit facility will be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024. Prior to the Second Amendment, the revolving credit facility was to have matured on January 31, 2023. The Second Amended Loan Agreement continues to provide for interest only payments, which are payable monthly, with interest rates equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%

On July 15, 2020, the Company repaid the $20,000 principal amount outstanding under the Loan Agreement’s Term Note A, together with all unpaid interest and other related amounts payable. Following such repayment, there are no outstanding term loan obligations under the Second Amended Loan Agreement.

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

We currently market 35 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 37 independent sales agencies employing more than 164 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

On March 9, 2020, we purchased all the issued and outstanding membership interest of Telos Partners, LLC ("Telos") for $3.3 million in total consideration. Telos is a boutique regulatory consulting firm formed in Colorado.

On April 1, 2020, we purchased all of the issued and outstanding shares of stock of Apifix Ltd. ("Apifix") for (a) $2.0 million in cash, and (b) 934,783 shares of the Company’s common stock, $0.00025 par value per share, representing approximately $35.2 million (based on a closing share price of $37.63 on April 1, 2020). ApiFix, a corporation organized under the laws of Israel, has developed and manufactures a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis (AIS) (the “ApiFix System”). The purchase price is subject to a post-closing working capital adjustment. In addition, the Company has also agreed to pay as part of the purchase price the following anniversary payments: (i) $13.0 million on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date; (ii) $8.0 million on the third anniversary of the closing date; and (iii) $9.0 million on the fourth anniversary of the closing date. In addition, to the extent that the product of the Company’s revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years (subject to certain limitations), the Company has agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and the system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company may make the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any.

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for approximately $3,400 in total consideration. We use the Tether Clamp System in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok.

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

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, including our June 2020 and December 2019 equity offerings, leave us well-positioned to manage our business through this crisis as it continues to unfold. We believe our existing balances of cash and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase (Decrease)%		2020	2019	Increase (Decrease)%
Net revenue	$13,593	$18,200	$(4,607)	(25)%	$29,949	$32,856	$(2,907)	(9)%
Cost of revenue	3,532	4,581	(1,049)	(23)%	7,675	8,582	(907)	(11)%
Sales and marketing expenses	5,620	7,606	(1,986)	(26)%	13,184	14,153	(969)	(7)%
General and administrative expenses	10,577	6,569	4,008	61%	18,458	12,181	6,277	52%
Research and development expenses	881	1,234	(353)	(29)%	2,146	2,447	(301)	(12)%
Other expenses	2,430	669	1761	263%	2,878	972	1,906	196%
Net loss from continuing operations	$(9,447)	$(2,459)	$6,988	284%	$(14,392)	$(5,479)	$8,913	163%
Net loss from discontinued operations	$—	$(159)	$159	—%	$—	$(159)	$159	—%
Net loss	$(9,447)	$(2,618)	$6,829	261%	$(14,392)	$(5,638)	$8,754	155%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2020	2019	2020	2019
U.S.	$12,146	$13,848	$25,530	$24,115
International	1,447	4,352	4,419	8,741
Total	$13,593	$18,200	$29,949	$32,856

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2020	2019	2020	2019
Trauma and deformity	$9,220	$11,887	$21,430	$21,904
Scoliosis	3,836	5,866	7,547	10,124
Sports medicine/other	537	447	972	828
Total	$13,593	$18,200	$29,949	$32,856

Net revenue decreased $4.6 million, or 25%, from $18.2 million for the three months ended June 30, 2019 to $13.6 million for the three months ended June 30, 2020 and decreased $2.9 million, or 9%, from $32.9 million for the six months ended June 30, 2019 to $29.9 million for the six months ended June 30, 2020. The decrease was due to the global suspension of elective surgeries related to the COVID-19 pandemic. International revenue decreased at a higher rate than U.S revenue, and international markets continue to be impacted by COVID-19, as there are fewer stand-alone pediatric hospitals internationally and elective procedures have been slower to return.

Trauma and deformity sales declined $2.7 million, or 22%, and $0.5 million, or 2%, during the three and six months ended June 30, 2020, respectively, primarily driven by lower sales of our deformity correction product portfolio, specifically our PNP Femur and two new cannulated screw systems. Scoliosis sales declined $2.0 million, or 35%, and $2.6 million, or 25%, during the three and six months ended June 30, 2020, respectively, primarily driven by lower sales of our RESPONSE 5.5/6.0 system and FIREFLY® Pedicle Screw Navigation Guides. These sales declines were offset by sports medicine / other growth of $0.1 million, or 20%, and $0.1 million, or 17%, during the three and six months ended June 30, 2020, respectively. Nearly all the change in each category was due to a decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue decreased $1.0 million, or 23%, from $4.6 million for the three months ended June 30, 2019 to $3.5 million for the three months ended June 30, 2020. Cost of revenue decreased $0.9 million, or 11%, from $8.6 million for the six months ended June 30, 2019 to $7.7 million for the six months ended June 30, 2020. The decrease was due primarily to decreased sales volume in both the U.S. and international markets resulting from the suspension of elective surgeries related to the COVID-19 pandemic. Gross margin was 75% for the three months ended June 30, 2019, 74% for the three months ended June 30, 2020 and 74% for the six months ended June 30, 2019 and June 30, 2020, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.0 million, or 26%, to $5.6 million for the three months ended June 30, 2020 from $7.6 million for the three months ended June 30, 2019. Sales and marketing expenses decreased $1.0 million, or 7%, to $13.2 million for the six months ended June 30, 2020 from $14.2 million for the six months ended June 30, 2019. The decrease for the three and six month periods ended June 30, 2020 were due primarily to decreased sales commission expenses, driven by the decrease in unit volume sold, related to the suspension of elective surgeries due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 61%, from $6.6 million for the three months ended June 30, 2019 to $10.6 million for the three months ended June 30, 2020. General and administrative expenses increased $6.3 million, or 52%, from $12.2 million for the six months ended June 30, 2019 to $18.5 million for the six months ended June 30, 2020. The increase for the three and six month periods ended June 30, 2020 were due primarily to increased stock compensation of $2.3 million related to a one-time stock grant of $1.3 million to our Chief Executive Officer and the increase of our stock price on new stock grants, increased legal expenses of $0.8 million related to our ongoing litigation and acquisitions, and increased general and administrative expenses associated with the acquisitions of ApiFix and Telos.

Depreciation and amortization expenses increased $0.9 million, or 80%, from $1.1 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020. Depreciation and amortization expenses increased $1.4 million, or 74%, from $1.9 million for the six months ended June 30, 2019 to $3.3 million for the six months ended June 30, 2020. The increase for the three and six month periods ended June 30, 2020 were primarily due to increased investments in consigned surgical instrument sets and amortization of intangible assets acquired through the Vilex, Telos and ApiFix acquisitions and the purchase of the Band-Lok intellectual property.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 29%, from $1.2 million for the three months ended June 30, 2019 to $0.9 million for the three months ended June 30, 2020. Research and development expenses decreased $0.3 million, or 12%, from $2.4 million for the six months ended June 30, 2019 to $2.1 million for the six months ended June 30, 2020.The decrease for the three and six month periods ended June 30, 2020 were driven by a reduced investment in research and development project expenses as a result of the sales decline related to the COVID-19 pandemic and the reversal of the Bandloc minimum royalty.

Other Expenses

Other expenses were $2.4 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Other expenses were $2.9 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in other expenses is due to fair value adjustment of $1.8 million related to the ApiFix contingent consideration payment.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $14.7 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $143.2 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2020, we had cash and restricted cash of $114.4 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities - continuing operations	$(14,707)	$(10,785)
Net cash provided by operating activities - discontinued operations	—	371
Net cash used in investing activities - continuing operations	(9,349)	(58,610)
Net cash used in investing activities - discontinued operations	—	(47)
Net cash provided by financing activities	66,427	30,598
Effect of exchange rate changes on cash	17	—
Net increase (decrease) in cash	$42,388	$(38,473)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $14.7 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $8.8 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the primary driver of working capital cash usage was the increase in inventory of $9.6 million related to future sales growth and our acquisitions and new agencies.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $9.3 million and $58.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities consisted primarily of the acquisition of Telos of $1.7 million, net of cash received, the acquisition of ApiFix for $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual propoerty of $0.8 million, the acquisition of Vilex and Orthex of $49.9 million, net of cash received, and the purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New Zealand, Belgium and the Netherlands of $5.2 million and $8.5 million for the six months ended June 30, 2020 and 2019, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $66.4 million and $30.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of the proceeds from the issuance of common stock of $70.2 million, net of issuance costs and $1.3 million from the exercise of stock options, offset by the payment of $5.0 million of the revolving credit facility with Squadron.

Indebtedness

Loan Agreement

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron Capital LLC, or Squadron, the Company's largest investor. Under the terms of the Loan Agreement, Squadron provided us a term loan in the principal amount of $20.0 million, represented by a Term Note A, and a revolving loan in an aggregate principal amount to not exceed $15.0 million, represented by a Revolving Note. Interest on the Term Note A and Revolving Note accrued at the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%.

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a First Amendment, or the First Amendment, to the Loan Agreement (as so amended, the "First Amended Loan Agreement"), with Squadron. The First Amended Loan Agreement provided for a new $30.0 million term loan facility, represented by a Term Note B, in addition to the existing $20.0 million Term Note A and $15.0 million revolving credit facility. Similar to the other facilities under the First Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25.0 million received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5.0 million from the available Squadron revolving credit facility. On January 4, 2020, the Company repaid $5.0 million on the revolving credit facility with Squadron.

At June 30, 2020, we had approximately $19.9 million in outstanding indebtedness under the First Amended Loan Agreement.

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15,000 to $25,000. The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

Borrowings under the revolving credit facility will be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024. Prior to the Second Amendment, the revolving credit facility was to have matured on January 31, 2023. The Second Amended Loan Agreement continues to provide for interest only payments, which are payable monthly, with interest rates equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%

Borrowings under the Second Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the Second Amended Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions as further detailed in the Second Amended Loan Agreement.

The Second Amended Loan Agreement includes events of default, the occurrence and continuation of any of which provides Squadron with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250 thousand. The occurrence of a material adverse change could result in the acceleration of payment of the debt.

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 thousand, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.2 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE™ spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued a Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute, but we continue to welcome constructive discussions on a negotiated settlement. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On April 1, 2020, the Company issued 934,783 shares of its common stock, $0.00025 par value per share, in connection with the purchase of all of the issued and outstanding shares of ApiFix Ltd. The purchase price also included $2.0 million in cash and additional anniversary and system sales payments. The shares were valued at $37.63 per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 10, 2020, the Company issued 54,371 shares of its common stock, $0.00025 par value per share, in connection with the purchase of certain intellectual property assets from Band-Lok, LLC.The purchase price also included $0.75 million in cash. The shares were valued at $48.63 per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.3	+	Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC
10.4	+	First Amended and Restated Revolving Note, dated August 4, 2020, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

ORTHOPEDIATRICS CORP.
August 6, 2020	By:	/s/ Mark C. Throdahl
Mark C. Throdahl Chief Executive Officer

August 6, 2020	By:	/s/ David S. Bailey
David S. Bailey President

August 6, 2020	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer