Form 10-Q
period 2020-09-30
ORTHOPEDIATRICS CORP
filed 2020-11-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 19,554,621 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$88,372	$70,777
Restricted Cash	1,369	1,250
Accounts receivable - trade, less allowance for doubtful accounts of $208 and $506, respectively	17,064	16,003
Inventories, net	52,032	38,000
Notes receivable	476	564
Prepaid expenses and other current assets	2,065	1,464
Total current assets	161,378	128,058

Property and equipment, net	24,275	21,349

Other assets:
Amortizable intangible assets, net	48,898	14,484
Goodwill	60,148	13,773
Other intangible assets	13,305	4,490
Total other assets	122,351	32,747

Total assets	$308,004	$182,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$6,904	$6,467
Accrued compensation and benefits	4,772	4,349
Current portion of long-term debt with affiliate	129	124
Current portion of acquisition installment payable	11,920	—
Other current liabilities	2,022	2,723
Total current liabilities	25,747	13,663
Long-term liabilities:
Long-term debt with affiliate, net of current portion	1,078	26,067
Acquisition installment payable, net of current portion	12,402	—
Contingent consideration	29,009	—
Other long-term liabilities	332	63
Total long-term liabilities	42,821	26,130

Total liabilities	68,568	39,793

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,554,621 shares and 16,723,128 shares issued as of September 30, 2020 (unaudited) and December 31, 2019, respectively	5	4
Additional paid-in capital	387,117	271,182
Accumulated deficit	(147,753)	(128,822)
Accumulated other comprehensive income (loss)	67	(3)
Total stockholders' equity	239,436	142,361

Total liabilities and stockholders' equity	$308,004	$182,154

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$22,205	$20,744	$52,154	$53,600
Cost of revenue	4,566	4,849	12,241	13,431
Gross profit	17,639	15,895	39,913	40,169
Operating expenses:
Sales and marketing	9,237	8,771	22,421	22,924
General and administrative	9,823	7,267	28,281	19,448
Research and development	1,077	1,396	3,223	3,843
Total operating expenses	20,137	17,434	53,925	46,215
Operating loss	(2,498)	(1,539)	(14,012)	(6,046)
Other expenses:
Interest expense, net	1,010	1,297	2,788	2,232
Fair value adjustment of contingent consideration	909	—	1,819	—
Other expense	122	41	312	78
Total other expenses	2,041	1,338	4,919	2,310
Net loss from continuing operations	$(4,539)	$(2,877)	$(18,931)	$(8,356)
Net income from discontinued operations	—	213	—	54
Net loss	$(4,539)	$(2,664)	$(18,931)	$(8,302)
Weighted average common stock - basic and diluted	19,112,797	14,639,020	17,700,429	14,487,015
Net loss per share - basic and diluted	$(0.24)	$(0.18)	$(1.07)	$(0.57)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,539)	$(2,664)	$(18,931)	$(8,302)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(94)	(530)	70	(362)
Other comprehensive (loss) income	(94)	(530)	70	(362)
Comprehensive loss	$(4,633)	$(3,194)	$(18,861)	$(8,664)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	$—	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—	—	958	—	—	958
Consideration for Telos Acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267
Net Loss	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive loss	—	—	—	—	—	—	1,522	1,522
Stock option exercise	19,162	—	—	—	593	—	—	593
Restricted stock	52,032	—	—	—	2,495	—	—	2,495
Consideration for ApiFix acquisition and Band-Lok intellectual property purchase	989,154	—	—	—	37,638	—	—	37,638
Issuance of common stock, net of issuance cost	1,595,986	1	4,014	187	70,206	—	—	70,394
Balance at June 30, 2020	19,544,008	$5	—	$—	$385,510	$(143,214)	$161	$242,462
Net Loss	—	—	—	—	—	(4,539)	—	(4,539)
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Stock option exercise	11,230	—	—	—	348	—	—	348
Restricted stock	(617)	—	—	—	1,259	—	—	1,259
Balance at September 30, 2020	19,554,621	$5	—	—	$387,117	$(147,753)	$67	$239,436

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(3,020)	—	(3,020)
Other comprehensive income	—	—	—	—	301	301
Stock option exercise	18,427	—	565	—	—	565
Restricted stock	125,769	—	471	—	—	471
Balance at March 31, 2019	14,682,398	$4	$198,478	$(118,111)	$(322)	$80,049
Net Loss	—	—	—	(2,618)	—	(2,618)
Other comprehensive loss	—	—	—	—	(133)	(133)
Acquisition consideration	245,352	—	10,000	—	—	10,000
Stock option exercise	2,983	—	92	—	—	92
Restricted stock	8,729	—	692	—	—	692
Balance at June 30, 2019	14,939,462	$4	$209,262	$(120,729)	$(455)	$88,082
Net Loss	—	—	—	(2,664)	—	(2,664)
Other comprehensive loss	—	—	—	—	(530)	(530)
Stock option exercise	17,511	—	484	—	—	484
Restricted stock	10,155	—	733	—	—	733
Balance at September 30, 2019	14,967,128	$4	$210,479	$(123,393)	$(985)	$86,105

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(18,931)	$(8,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,696	3,258
Stock-based compensation	4,712	1,896
Fair value adjustment of contingent consideration	1,819	—
Acquisition installment payable	1,702	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	(389)	(5,126)
Inventories	(12,340)	(6,491)
Prepaid expenses and other current assets	(215)	(360)
Accounts payable - trade	155	3,680
Accrued expenses and other liabilities	(558)	11
Other	(24)	1
Net cash used in operating activities - continuing operations	(18,373)	(11,433)
Net cash provided by operating activities - discontinued operations	—	590
Net cash used in operating activities	(18,373)	(10,843)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	(1,670)	—
Acquisition of ApiFix, net of cash acquired	(1,723)	—
Acquisition of Band-Lok intangible assets	(796)	—
Acquisition of Vilex and Orthex, net of cash acquired	—	(49,687)
Purchases of licenses	—	(170)
Purchases of property and equipment	(6,448)	(10,536)
Net cash used in investing activities	(10,637)	(60,393)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	30,000
Payments on debt with affiliate	(25,000)	—
Proceeds from issuance of common stock, net of issuance costs	70,207	—
Proceeds from exercise of stock options	1,629	1,141
Payments on mortgage notes	(88)	(88)
Net cash provided by financing activities	46,748	31,053

Effect of exchange rate changes on cash	(24)	—

NET INCREASE (DECREASE) IN CASH	17,714	(40,183)

Cash and restricted cash, beginning of year	$72,027	$60,691
Cash and restricted cash, end of period	$89,741	$20,508
Less cash of discontinued operations, end of period	$—	$839
Cash of continuing operations, end of period	$89,741	$19,669

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,218	$2,232
Transfer of instruments from property and equipment to inventory	$645	$593
Issuance of common shares to acquire Vilex and Orthex	$—	10,000
Issuance of common shares to acquire Telos	$1,568	$—
Issuance of common shares to acquire ApiFix	$35,176	$—
Issuance of common shares to acquire Band-Lok intellectual property	$2,644	$—
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

On April 1, 2020, we purchased all the issued and outstanding membership interest of ApiFix, Ltd. ("ApiFix") for (a) $2,000 in cash, and (b) 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,000 (based on a closing share price of $37.63 on April 1, 2020. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System"). In addition, we have also agreed to pay as part of the purchase price the following anniversary payments, subject to certain limitations and adjustments: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June

30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 5, 2020. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $147,753 and $128,822 as of September 30, 2020 and December 31, 2019, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2020 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

NOTE 3 – BUSINESS COMBINATION

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $343 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), approximately $30,000 in anniversary payments, and approximately $41,741 in a system sales payment. The total consideration transferred of $87,379, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and adjustments. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System").

The Company incurred $311 of acquisition-related costs that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is preliminary.

The following table summarizes the total consideration paid for ApiFix and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$87,379
Assets
Cash	344
Accounts receivable-trade	245
Inventories	685
Prepaid expenses and other current assets	77
Property and equipment	153
Intangible assets	32,150
Other intangible assets	8,640
Operating lease right-of-use asset	104
Total assets	42,398
Liabilities
Accounts payable and accrued liabilities	226
Operating lease liabilities	106
Other long-term liabilities	270
Total liabilities	602
Less: total net assets	41,796
Goodwill	$45,583

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$8,640	Indefinite
Patents	31,720	15 years
Customer Relationships	230	10 years
Non-competition Agreements	200	4 years
	$40,790

The Company recorded a measurement period adjustment of $7,930 during fiscal 2020 to increase patents and decrease goodwill related to the refinement of inputs of the acquisition valuation.

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the second anniversary payment of $13,000 during the first half of 2021. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any.

The fair value of the contingent consideration payments is considered a Level 3 investment and were determined by an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecast annual revenue, expected volatility and an implied probability of achieving revenue forecasts. The fair value of the payment will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustments in the fair value of the contingent consideration payments of $909 and $1,819 were recognized as an expense for the three and nine month periods ended September 30, 2020, respectively, in other expenses on the condensed consolidated statements of operations. An additional $816 and $1,702 were recognized as interest expense for the three and nine month periods ended September 30, 2020, respectively, on the condensed consolidated statements of operations for the adjustment in the fair value of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	September 30, 2020
Anniversary Payments:
Second Year Payment	$10,980	$11,920
Third Year Payment	5,780	6,150
Fourth Year Payment	5,860	6,252
Total acquisition installment payable	22,620	24,322
Less: current portion of acquisition installment payable	10,980	11,920
Acquisition installment payable, net of current portion	11,640	12,402
System sales payment	27,190	29,009
ApiFix future consideration, net of current portion	$38,830	$41,411

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

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$3,318
Assets
Cash	81
Accounts receivable-trade	215
Prepaid expenses and other current assets	38
Property and equipment	10
Intangible assets	950
Other intangible assets	$210
Total assets	1,504
Liabilities
Accounts payable and accrued liabilities	60
Total liabilities	60
Less: total net assets	1,444
Goodwill	$1,874

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$210	Indefinite
Customer Relationships	910	10 years
Non-competition Agreements	40	5 years
	$1,160

The Company recorded a measurement period adjustment during fiscal 2020 to increase prepaid expenses and decrease goodwill related to contractual terms.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

Total
Goodwill at January 1, 2019	$—
Vilex Companies acquisition	17,170
Divestiture of Vilex in Tennessee, Inc.	(3,397)
Goodwill at January 1, 2020	$13,773
Telos acquisition	1,874
Orthex measurement period adjustment	(688)
ApiFix acquisition	45,583
Foreign currency translation impact	(394)
Goodwill at September 30, 2020	$60,148

Intangible Assets

As of September 30, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	15.0 years	$41,022	$(1,874)	$39,148
Intellectual Property	10.5 years	8,950	(680)	8,270
License Agreements	2.9 years	2,765	(1,285)	1,480
Total amortizable assets		$52,737	$(3,839)	$48,898

As of December 31, 2019, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	17.4 years	$9,287	$(363)	$8,924
Intellectual Property	10.7 years	4,020	(213)	3,807
License Agreements	3.4 years	2,765	(1,012)	1,753
Total amortizable assets		$16,072	$(1,588)	$14,484

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

Trademarks are non-amortizing intangible assets which were $13,305 and $4,490 as of September 30, 2020 and December 31, 2019, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Orthex on June 4, 2019 valued at $4,230, the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,605. Trademarks are recorded in Other Intangible assets on the Condensed Consolidated Balance Sheets.

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

The following summarized financial information has been segregated from continuing operations and reported as discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$1,285	$1,699
Operating expenses	707	1,213
Depreciation and amortization	365	432
Operating income	213	54
Income from discontinued operations	$213	$54

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Note payable to Squadron	$—	$19,891
Revolving credit facility with Squadron	—	5,000
Mortgage payable to affiliate	1,207	1,300
Total debt	1,207	26,191
Less: current maturities	129	124
Long-term debt with affiliate, net of current maturities	$1,078	$26,067

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

Borrowings under the revolving credit facility will be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024. Prior to the Second Amendment, the revolving credit facility was to have matured on January 31, 2023. The Second Amended Loan Agreement continues to provide for interest only payments, which are payable monthly, with interest rates equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At December 31, 2019, the mortgage balance was $1,300 of which current principal due of $124 was included in current portion of long-term debt. At September 30, 2020 the mortgage balance was $1,207 of which current principal of $129 was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and Tawani was $109 and $1,297 for the three months ended September 30, 2020 and 2019, respectively, and $1,218 and $2,232 for the nine months ended September 30, 2020 and 2019, respectively.

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and was $35 and $41 for the three months ended September 30, 2020 and 2019, respectively, and $90 and $115 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, $35 and $41, respectively, was due to CASE.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, we calculated the provision of income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary loss for the reporting period resulting in a zero tax provision consistent with prior periods.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2020 and December 31, 2019, and no income tax benefit has been recognized in our condensed consolidated statements of operations for any of the periods presented. At December 31, 2019, we had available federal and state tax loss carryforwards of $86,807, state loss carryforwards of $64,026 and tax credits for federal and state tax purposes of $260. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2020	70,628	$30.97	1.2
Exercised	(52,600)	30.97
Forfeited or expired	(4,556)	30.97
Outstanding at September 30, 2020	13,472	$30.97	1.8

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At September 30, 2020 and December 31, 2019, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine months ended September 30, 2020 and 2019, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2020	318,002	1.7
Granted	159,010
Forfeited	(1,885)
Vested	(38,397)
Outstanding at September 30, 2020	436,730	1.4
Restricted stock exercisable at September 30, 2020	—

At September 30, 2020, there was $8,636 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.4 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,259 and $733 for the three months ended September 30, 2020 and 2019, respectively, and $4,712 and $1,896 for the nine months ended September 30, 2020 and 2019, respectively. The increase in the stock compensation expense for the nine months ended September 30, 2020 was due to a one-time stock grant to the Company's Chief Executive Officer that vested immediately resulting in an additional $1,322 of expense.

Warrants

Our warrant activity and related information are summarized as follows:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	404	$30.97
Outstanding at September 30, 2020	404	$30.97

For all periods presented, the warrants were issued at an exercise prices of $30.97 per share. The warrants have a ten-year term. At September 30, 2020, no warrants had been exercised. At inception, no fair value was assigned to the warrants.

NOTE 10 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(4,539)	$(2,664)	$(18,931)	$(8,302)

Weighted average number of shares - basic and diluted	19,112,797	14,639,020	17,700,429	14,487,015
Net loss per share - basic and diluted	$(0.24)	$(0.18)	$(1.07)	$(0.57)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Nine Months Ended September 30,
	2020	2019
Restricted stock	436,730	317,502
Stock options	13,472	70,628
Warrants	404	404
Total shares	450,606	388,534

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and nine months ended September 30, 2020 or 2019. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2020 and December 31, 2019.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2020	2019	2020	2019
U.S.	$19,583	$16,785	$45,113	$40,900
International	2,622	3,959	7,041	12,700
Total	$22,205	$20,744	$52,154	$53,600

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2020	2019	2020	2019
Trauma and deformity	$14,969	$13,836	$36,399	$35,740
Scoliosis	6,555	6,470	14,102	16,594
Sports medicine/other	681	438	1,653	1,266
Total	$22,205	$20,744	$52,154	$53,600

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and nine months ended September 30, 2020 and 2019.

NOTE 12 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and we do not have a long-term contract with them. We made aggregate payments to Structure Medical of $154 and $838 for the three months ended September 30, 2020 and 2019, respectively, and $2,290 and $3,331 for the nine months ended September 30, 2020 and 2019.
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

As of September 30, 2020, the Company has recorded a lease liability of $332 and corresponding right-of-use-asset of $335 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

K2M - Alleged Patent Infringement

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

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, Orthex, Squadron, and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company (the “Plaintiff”), in Broward County, Florida Circuit Court. In the lawsuit, the Plaintiff claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (the “Point & Click Software”).

In June 2019, the Company purchased all the issued and outstanding units of membership interests in Orthex, and all the issued and outstanding shares of stock of Vilex, for $60 million in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as the Orthex Hexapod technology, a system of rings, struts, implants, hardware accessories, and the Point & Click Software used to treat congenital deformities and limb length discrepancies. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron, in exchange for a $25 million reduction in a term note owed to Squadron in connection with the initial acquisition. As part of the sale, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property, including the Point & Click Software. According to the lawsuit, the other defendants, who are unrelated to the Company, assigned the Point & Click Software to Orthex in violation of certain agreements with the Plaintiff.

The Plaintiff, among other things, requests that the defendants be ordered to convey and assign to Plaintiff all of their rights, title and interests in and to the Software and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants. The Company is currently considering this matter, but lacks sufficient information to assess the potential outcome at this time.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

Royalties

As of September 30, 2020, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we had minimum royalty commitments of $500 annually through 2026 which ceased upon the purchase of the Band-Lok assets in June 2020.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2020, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

Overview

OrthoPediatrics Corp. (the "Company," "we," "our" or "us") is the only medical device company focused exclusively on providing a comprehensive product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.2 billion opportunity globally, including over $1.4 billion in the United States.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 37 independent sales agencies employing more than 166 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Health and Safety

From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all applicable locations, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the warehouse floor, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We will continue to utilize some or all of these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may also take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the quarter. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays.

Demand

The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19, and the actions taken by governmental authorities and other third parties to contain the virus, may cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected. We have experienced a reduction in revenue as a result of global delays in elective surgeries.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase (Decrease)%		2020	2019	Increase (Decrease)%
Net revenue	$22,205	$20,744	$1,461	7%	$52,154	$53,600	$(1,446)	(3)%
Cost of revenue	4,566	4,849	(283)	(6)%	12,241	13,431	(1,190)	(9)%
Sales and marketing expenses	9,237	8,771	466	5%	22,421	22,924	(503)	(2)%
General and administrative expenses	9,823	7,267	2,556	35%	28,281	19,448	8,833	45%
Research and development expenses	1,077	1,396	(319)	(23)%	3,223	3,843	(620)	(16)%
Other expenses	2,041	1338	703	53%	4,919	2,310	2,609	113%
Net loss from continuing operations	$(4,539)	$(2,877)	$1,662	58%	$(18,931)	$(8,356)	$10,575	127%
Net income from discontinued operations	$—	$213	$(213)	—%	$—	$54	$(54)	—%
Net loss	$(4,539)	$(2,664)	$1,875	70%	$(18,931)	$(8,302)	$10,629	128%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2020	2019	2020	2019
U.S.	$19,583	$16,785	$45,113	$40,900
International	2,622	3,959	7,041	12,700
Total	$22,205	$20,744	$52,154	$53,600

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2020	2019	2020	2019
Trauma and deformity	$14,969	$13,836	$36,399	$35,740
Scoliosis	6,555	6,470	14,102	16,594
Sports medicine/other	681	438	1,653	1,266
Total	$22,205	$20,744	$52,154	$53,600

Net revenue increased $1.5 million, or 7%, from $20.7 million for the three months ended September 30, 2019 to $22.2 million for the three months ended September 30, 2020 and decreased $1.4 million, or 3%, from $53.6 million for the nine months ended September 30, 2019 to $52.2 million for the nine months ended September 30, 2020. The increase during the three months ended September 30, 2020 reflected the continued progress of the U.S. market towards normalization from the global suspension of elective surgeries related to the COVID-19 pandemic. International revenue remained soft as international markets continue to be impacted by COVID-19, as there are fewer stand-alone pediatric hospitals internationally and elective procedures have been slower to return.

Trauma and deformity sales increased $1.1 million, or 8%, and $0.7 million, or 2%, during the three and nine months ended September 30, 2020, respectively, primarily driven by strong trauma growth and encouraging signs of recovery in elective deformity correction surgeries, specifically our PNP Femur and cannulated screw systems. Scoliosis sales increased $0.1 million, or 1% during the three months ended September 30, 2020 and declined $2.5 million, or 15%, during the nine months ended September 30, 2020, respectively, primarily driven by lower sales of our RESPONSE 5.5/6.0 system and FIREFLY® Pedicle Screw Navigation Guides. Sports medicine / other increased $0.2 million, or 55%, and $0.4 million, or 31%, during the three and nine months ended September 30, 2020, respectively. Nearly all the change in each category was due to a decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.3 million, or 6%, from $4.8 million for the three months ended September 30, 2019 to $4.6 million for the three months ended September 30, 2020. Cost of revenue decreased $1.2 million, or 9%, from $13.4 million for the nine months ended September 30, 2019 to $12.2 million for the nine months ended September 30, 2020. The decrease was due primarily to decreased sales volume in both the U.S. and international markets resulting from the suspension of elective surgeries related to the COVID-19 pandemic. Gross margin was 77% for the three months ended September 30, 2019, 79% for the three months ended September 30, 2020, 75% for the nine months ended September 30, 2019 and 77% for the nine months ended September 30, 2020, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 5%, to $9.2 million for the three months ended September 30, 2020 from $8.8 million for the three months ended September 30, 2019. Sales and marketing expenses decreased $0.5 million, or 2%, to $22.4 million for the nine months ended September 30, 2020 from $22.9 million for the nine months ended September 30, 2019. The changes in the three and nine month periods ended September 30, 2020 were due primarily to fluctuations in sales commission expenses, driven by unit volume sold, related to the volatility of elective surgeries due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 35%, from $7.3 million for the three months ended September 30, 2019 to $9.8 million for the three months ended September 30, 2020. General and administrative expenses increased $8.8 million, or 45%, from $19.4 million for the nine months ended September 30, 2019 to $28.3 million for the nine months ended September 30, 2020. The increase for the three and nine month periods ended September 30, 2020 were due primarily to increased stock compensation of $2.8 million related to a one-time stock grant of $1.3 million to our Chief Executive Officer and the increase of our stock price on new stock grants, increased legal expenses related to our ongoing litigation and acquisitions, and increased general and administrative expenses associated with the acquisitions of ApiFix and Telos.

Depreciation and amortization expenses increased $1.1 million, or 79%, from $1.3 million for the three months ended September 30, 2019 to $2.4 million for the three months ended September 30, 2020. Depreciation and amortization expenses increased $2.4 million, or 75%, from $3.3 million for the nine months ended September 30, 2019 to $5.7 million for the nine months ended September 30, 2020. The increase for the three and nine month periods ended September 30, 2020 were primarily due to increased investments in consigned surgical instrument sets and amortization of intangible assets acquired through the Vilex, Telos and ApiFix acquisitions and the purchase of the Band-Lok intellectual property.

Research and Development Expenses

Research and development expenses decreased $0.3 million, or 23%, from $1.4 million for the three months ended September 30, 2019 to $1.1 million for the three months ended September 30, 2020. Research and development expenses decreased $0.6 million, or 16%, from $3.8 million for the nine months ended September 30, 2019 to $3.2 million for the nine months ended September 30, 2020.The decrease for the three and nine month periods ended September 30, 2020 were driven by a reduced investment in research and development project expenses as a result of the sales decline related to the COVID-19 pandemic and the reversal of the Band-Lok minimum royalty.

Other Expenses

Other expenses were $2.0 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. Other expenses were $4.9 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in other expenses is due to fair value adjustments of $0.9 million and $1.8 million related to the ApiFix contingent consideration payment for the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $18.4 million and $11.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $147.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2020, we had cash and restricted cash of $89.7 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities - continuing operations	$(18,373)	$(11,433)
Net cash provided by operating activities - discontinued operations	—	590
Net cash used in investing activities	(10,637)	(60,393)
Net cash provided by financing activities	46,748	31,053
Effect of exchange rate changes on cash	(24)	—
Net increase (decrease) in cash	$17,714	$(40,183)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $18.4 million and $11.4 million for the nine months ended September 30, 2020 and 2019, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $13.4 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the primary driver of working capital cash usage was the increase in inventory of $12.3 million related to future sales growth and our acquisitions and new agencies.

Cash Used in Investing Activities

Net cash used in investing activities was $10.6 million and $60.4 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities consisted primarily of the acquisition of Telos of $1.7 million, net of cash received, the acquisition of ApiFix of $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual property of $0.8 million, the acquisition of Vilex and Orthex of $49.7 million, net of cash received, and the purchases of instrument sets, which were consigned in the United States, United Kingdom, Australia, New Zealand, Belgium and the Netherlands of $6.4 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $46.7 million and $31.1 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of the proceeds from the issuance of common stock of $70.2 million, net of issuance costs and $1.6 million from the exercise of stock options, offset by the payment of $25.0 million of the revolving credit facility and term loan with Squadron. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of $30.0 million in proceeds from the issuance of debt from Squadron and $1.1 million from the exercise of stock options.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s Managing Committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 thousand, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.2 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively.

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

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against OrthoPediatrics Corp. (the "Company," "we," "our" or "us") in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE™ spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued a Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute, but we continue to welcome constructive discussions on a negotiated settlement. Although we believe that the K2M lawsuit is without merit and will vigorously defend the claims asserted against us, intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, its wholly-owned subsidiary, Orthex, LLC (“Orthex”), the Company’s largest investor, Squadron Capital, LLC (“Squadron”), and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company (the “Plaintiff”), in Broward County, Florida Circuit Court. In the lawsuit, the Plaintiff claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (the “Point & Click Software”).

In June 2019, the Company purchased all the issued and outstanding units of membership interests in Orthex, and all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. (“Vilex”) for $60 million in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as the Orthex Hexapod technology, a system of rings, struts, implants, hardware accessories, and the Point & Click Software used to treat congenital deformities and limb length discrepancies. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron, in exchange for a $25 million reduction in a term note owed to Squadron in connection with the initial acquisition. As part of the sale, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property, including the Point & Click Software. According to the lawsuit, the other defendants, who are unrelated to the Company, assigned the Point & Click Software to Orthex in violation of certain agreements with the Plaintiff.

The Plaintiff, among other things, requests that the defendants be ordered to convey and assign to Plaintiff all of their rights, title and interests in and to the Software and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants. The Company is currently considering this matter, but lacks sufficient information to assess the potential outcome at this time.

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

The recent outbreak of COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators have instructed hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. The COVID-19 outbreak has also resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements, and business limitations and shutdowns. While these measures have negatively impacted the ability of our sales professionals to reach physicians, such measures have not yet had any significant impacts on our product supply chain. However, we anticipate these measures may have a negative impact on the production and delivery of our products in the future, resulting in a decline in sales, an increase in accounts receivable reserves, lower gross margins, and greater challenges in forecasting business results and making business decisions.

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
4.1
Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

4.2
Registration Rights Agreement, by and between the registrant and Squadron, dated as of May 30, 2014 (Incorporated by reference to Exhibit 4.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)

4.3
First Amendment to Registration Rights Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.4
Stockholders Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

10.1
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.2
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.3
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 to registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.4
First Amended and Restated Revolving Note, dated August 4, 2020, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.4 to registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

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

ORTHOPEDIATRICS CORP.
November 5, 2020	By:	/s/ Mark C. Throdahl
Mark C. Throdahl Chief Executive Officer

November 5, 2020	By:	/s/ David S. Bailey
David S. Bailey President

November 5, 2020	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer