Form 10-K
period 2020-12-31
ORTHOPEDIATRICS CORP
filed 2021-03-11
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $593.7 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant on June 30, 2020 have been excluded in that such persons may be deemed to be affiliates.

As of March 9, 2021, the registrant had 19,658,335 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
CASE	Case Western Reserve University
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CFC	Controlled foreign corporations under the Tax Act
CME	Continuing medical education
CMO	Company’s Chief Medical Officer
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Foundation for Advancing Pediatric Orthopedics
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
GILTI	Global Intangible Low Taxed Income under the Tax Act
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MPFL	Medial petellofemoral ligament
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
PMA	Premarket Approval Application with the FDA
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
SEC	United States Securities and Exchange Commission

Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Tax Act	Tax Cuts and Jobs Act signed into law on December 22, 2017
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennesee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC
Vilex Companies	The combination of Vilex in Tennessee, Inc. and Orthex, LLC which were acquired by the Company on June 4, 2019

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, operating results, financial condition, and the trading price of our common stock. We encourage you to carefully review the full risk factors contained in Item 1A “Risk Factors” of this Annual Report on Form 10-K in their entirety. These risks include the following, among others:
•The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, and the continued impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.
•We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
•We may be unable to generate sufficient revenue from the commercialization of our products to achieve and sustain profitability.
•We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.
•Our long-term growth depends on our ability to commercialize our products in development and to develop and commercialize additional products through our research and development efforts, and if we fail to do so, we may be unable to compete effectively.
•We lack published long-term data supporting superior clinical outcomes by our products, which could limit sales.
•If coverage and reimbursement from third-party payors for procedures using our products significantly decline, orthopedic surgeons, hospitals and other healthcare providers may be reluctant to use our products and our sales may decline.
•We may be unable to successfully demonstrate to orthopedic surgeons the merits of our products compared to those of our competitors.
•Our products and our operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements, including but not limited to the HDE requirements and IRB regulations, could harm our business.
•We rely on a network of third-party independent sales agencies and distributors to market and distribute our products, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.
•If we are unable to adequately protect our intellectual property rights or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediguard, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

The Company began selling its products in the United States in 2008 and internationally in 2011. In 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020, and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to further enhance our operations in Europe.

The Company routinely explores opportunities to acquire or invest in complementary products, technologies or businesses. For example, on June 4, 2019, we purchased all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. ("Vilex") and all the issued and outstanding units of membership interests in Orthex, LLC ("Orthex") for $60 million in total consideration. Vilex and Orthex (collectively, the "Vilex Companies") are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as Orthex Hexapod technology which is used to treat pediatric congenital deformities and limb length discrepancies.

On December 31, 2019, we divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron Capital LLC ("Squadron") in exchange for a $25 million reduction in a Term Note owed to Squadron in connection with the initial acquisition. As part of the sale, we also entered into (i) an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property and (ii) an exclusive mutual distribution agreement with Squadron permitting both companies to distribute certain of the other's products. We recognized a loss of approximately $1 million on the sale of Vilex.

On March 9, 2020, we purchased all the issued and outstanding membership interest of Telos Partners, LLC ("Telos") for $3 million in total consideration. Telos is a boutique regulatory consulting firm formed in Colorado.

On April 1, 2020, we purchased all the issued and outstanding membership interest of ApiFix, Ltd. ("ApiFix") for (a) $2 million in cash, and (b) 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35 million (based on a closing share price of $37.63 on April 1, 2020). ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). In addition, we have also agreed to pay as part of the purchase price the following anniversary payments, subject to certain limitations and adjustments: (i) approximately $13 million on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8 million on the third anniversary of the closing date; and (iii) $9 million on the fourth anniversary of the closing date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock.

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for approximately $3 million in total consideration. We use the Tether Clamp System in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok.

In December 2018, the Company completed a follow-on offering of shares of common stock, in which it sold 1,725,000 shares at an offering price of $27.00 per share, raising a total of $43.4 million in net proceeds after deducting underwriting commissions and offering expenses.

In December 2019, the Company completed a follow-on offering of shares of common stock, in which it sold 1,755,500 shares at an offering price of $36.50 per share, raising a total of $60 million in net proceeds after deducting underwriting commissions and offering expenses.

On June 22, 2020, we completed a follow-on offering of our common stock, in which we issued and sold 1,600,000 shares of common stock at a public offering price of $47.00 per share for aggregate gross proceeds of $75.2 million. We received $70.2 million in net proceeds after deducting $4.5 million of underwriting discounts and commissions and paying $0.5 million in offering costs.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

All intercompany transactions are eliminated in the consolidated financial statements.

As of December 31, 2020, the Company had consolidated total assets of $320.4 million, consolidated total liabilities of $85.6 million and stockholders’ equity of $234.8 million. As of December 31, 2020, the Company and its subsidiaries had 116 full-time equivalent employees.

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2020, we continued to focus on developing innovative solutions, acquired multiple enabling technologies and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy.

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

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.3 billion opportunity globally, including over $1.5 billion in the United States.

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. As of December 31, 2020, our U.S. sales organization consisted of 36 independent sales agencies employing more than 171 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 86% and 76% of our global revenue in 2020 and 2019, respectively. Outside of the United States, our sales organization consisted of 42 independent stocking distributors and 11 independent sales agencies in 44 countries. In addition, beginning in 2017, we began to supplement the use of stocking distributors with direct sales programs in select international markets where we work through sales agencies that are paid a commission. These new arrangements have generated an increase in revenue and gross margin.

We collaborate with pediatric orthopedic surgeons in developing new surgical systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2020, we conducted numerous training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $71.1 million for the year ended December 31, 2020. The average annual growth rate for the Company exceeded 20% from 2009 through 2019, partially obtained through strategic acquisitions. For the years ended December 31,

2020, 2019 and 2018, our revenue was $71.1 million, $72.6 million and $57.6 million, respectively. As of December 31, 2020, our accumulated deficit was $161.8 million.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants and instruments. In 2020, there were more than 1,400 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $3.3 billion opportunity globally, including over $1.5 billion in the United States. The chart below provides the estimated sizes of the four categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2020 based on typical industry growth rates.

	Trauma and Deformity	Scoliosis	Sports Medicine	Smart Implants
U.S. Pediatric Orthopedic Implant Market	$609 Million	$315 Million	$187 Million	$382 Million

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

In the future, we expect to expand our market opportunity by addressing additional categories of the pediatric orthopedic market, such as craniomaxilloacial, elbow, humerus, pelvis and other sports-related injuries.

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

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2020, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions. Last year, we estimate that our products were used in surgeries for 31,400 children, and 196,000 since inception. We currently market 35 surgical systems consisting of more than 8,100 stock keeping units, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. We believe we are the only orthopedic company with a non-founding former pediatric orthopedic surgeon serving as CMO. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2020, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. As of December 31, 2020, our U.S. sales organization consisted of 36 independent sales agencies employing more than 171 sales representatives. Outside of the United States, we work with 42 independent stocking distributors and 11 independent sales agencies in 44 countries. We estimate that 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in only 268 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

•    Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis business are each led by a vice president, who chairs a business team composed of representatives from research and development, quality and regulatory, operations, sales and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. For five years we have been named one of the Best Companies to work for in Indiana. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their specialty.

We believe that our exclusive focus on pediatric orthopedic surgery, our comprehensive product portfolio, our collaborations with surgeons, our scalable business model and our engaging culture are all sources of significant competitive advantage. We believe these sources of competitive advantage provide us with the means to expand and defend our position as category leader and constitute barriers to entry that would require significant time, focus, and investment for a competitor to overcome.

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

•    Strengthen Our Global Sales and Distribution Infrastructure. We believe there is significant opportunity for us to leverage our exclusive focus on pediatric orthopedic surgery and expand our market penetration and share. We intend to continue investing in our global sales and distribution organization by increasing the number and upgrading the quality of our independent sales agencies and distributors through recruitment and adding clinical and sales training programs. Starting in 2017, we also began to supplement our use of sales agencies with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands to further enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, and we consign sets to hospitals, ship replacement products, bill and collect receivables. This has generated an increase in revenue and gross margin. Many experienced sales agencies and distributors have been impacted by ongoing consolidation in the orthopedic industry and, as a result, we believe are eager to adopt new product lines like ours. We believe these continued investments will strengthen our relationships with pediatric orthopedic surgeons, expand our presence in the hospitals where pediatric orthopedic surgery is performed and leverage our proprietary technologies to enhance the field of pediatric orthopedic surgery.

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

•    Continue to Develop an Engaging Culture of Continuous Improvement. We believe that culture can be a company’s most powerful source of competitive advantage. Cultures are unique, cannot be reverse-engineered and are impossible to duplicate. We have established a corporate culture that is results-oriented and people-focused. It is built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the hearts and minds of our employees and empowers them to be committed to doing everything better, faster and at lower cost. We intend to continue developing this engaging culture of continuous improvement with the goal of building a different kind of orthopedic company: one that is committed to children, works with agencies and distributors as partners and aims to address the market’s unmet needs.

Our Product Portfolio

We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 35 surgical systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 5,200 implants and bone fixation devices for the femur, tibia, upper and lower extremities and external fixation. Our global revenue from this category for the year ended December 31, 2020 was $47.7 million, or 67% of total revenue, which represented a reduction of 3% over the prior year. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Global revenue from this category for the years ended December 31, 2019 and 2018 was $49.4 million and $39.7 million or 68% and 69% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, and ApiFix® Mid-C System. Our global revenue from this category for the year ended December 31, 2020 was $20.7 million, or 29% of total revenue, which represented a reduction of 3% over the prior year. Global revenue from this category for the years ended December 31, 2019 and 2018 was $21.5 million and $16.7 million or 30% and 29% of total revenue, respectively.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system and Telos. Our global revenue from this category for the year ended December 31, 2020 was $2.7 million, or 4% of total revenue, which represented growth of 57% over the prior year. Global revenue from this category for the years ended December 31, 2019 and 2018 was $1.7 million and $1.2 million or 2% and 2% of total revenue, respectively.

Our revenue is typically higher in the summer months and holiday periods, driven by higher sales of our trauma and deformity and scoliosis products, which is influenced by the higher incidence of pediatric surgeries during these periods due to recovery time provided by breaks in the school year.

Product Pipeline

We have three product development objectives: (i) develop innovative new systems that enable surgeons to advance the field of pediatric orthopedics and allow us to focus on categories of the pediatric orthopedic market we are not currently addressing such as spinal implants used in treating adolescent idiopathic, early onset, and neuromuscular scoliosis, active growing implants for early onset scoliosis and limb length discrepancies, trauma implants and non-surgical devices and limb deformity implants; (ii) build-out our current portfolio of products with line extensions that allow these systems to be used in more types of surgeries; and (iii) make improvements to our current implants and instruments that reduce their cost and improve their effectiveness. We have a large number of new product ideas under development, and we aspire to launch at least one new system and multiple line extensions and product improvements every year.

We have a deep pipeline of new systems that are currently under development, including the following projects.

Slipped Capital Femoral Ephiphysis, or SCFE

In early 2021, we will launch a system to treat slipped capital femoral ephiphysis. This system will consist of a line of implants and enhanced instrumentation to treat this common injury to the ball of the upper femur.

RESPONSETM Neuromuscular

In the first half of 2021, we will launch the full complement of RESPONSETM Neuromuscular system implants which will provide surgeons with additional implants to our RESPONSETM systems to treat the complex deformities associated with neuromuscular scoliosis.

RESPONSETM Rib and Pelvic System

Our RESPONSETM Rib and Pelvic System is designed to aid surgeons in the treatment of early onset scoliosis, a debilitating form of scoliosis that affects very young children.

Osteogenesis Imperfecta Nail System

Brittle bone disease poses a number of challenges for orthopedic surgeons. We are developing a passive growing nail that will maximize rotational stability, addressing the primary deficiency of the product that has historically been used to perform this surgery. This system is currently in late-stage development with the goal of a 510(k) submission to the FDA in 2021.

Pediatric Nailing Platform | Tibia

In late 2022, we plan to launch the Pediatric Nailing Platform | Tibia, which will utilize the same enhanced instrumentation in the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This system will treat deformities and traumatic injuries of the tibia.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. As of December 31, 2020, our U.S. sales organization consisted of 36 independent sales agencies employing 171 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 86% of our global revenue in 2020 and 76% in 2019.

Outside of the United States, our sales organization consisted of 42 independent stocking distributors and 11 independent sales agencies in 44 countries, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. We consign sets to hospitals, ship replacement products, bill and collect receivables. These new arrangements have generated an increase in revenue and gross margin. We plan to continue to make similar transitions in select international markets that we believe would benefit from a sales agency model.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2020, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. In 2018 and 2019, we sponsored the fourth and fifth Annual International Children's Spine Symposium, respectively, each of which was held in Orlando, Florida, and we prepared the third and fourth Annual Pediatric Orthopedic Surgical Techniques Course, respectively, each of which was held at The Medical Education and Research Institute in Memphis, Tennessee. We also sponsor the annual Akron Pediatric Orthopedic Residents Review Course for over 100 residents from hospitals across the Midwest and the second annual PediOrthoWest resident review program that attracted more than 30 residents from hospitals in Northern California. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

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

Additionally, during 2018, 2019 and 2020, we funded the The Foundation for Advancing Pediatric Orthopaedics ("Foundation") as a 501(c)3 public charity. The Foundation is led by the Company's Chief Medical Officer and a board composed of nine eminent pediatric orthopedic educators. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commerical education programs and clinical research.

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

We maintain certain long-term contracts with our key suppliers. Our suppliers do not require guaranteed minimum purchases. In most cases, we have redundant manufacturing capabilities for each of our products. To date, we have not experienced any difficulty obtaining the materials necessary to meet demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2020, we owned 28 issued U.S. patents and 56 issued foreign patents and we had 35 pending U.S. patent applications and 40 foreign patent applications. As of December 31, 2020, 8 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2036, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2020, we owned 16 U.S. trademark registrations and 3 pending U.S. trademark applications, as well as 23 registrations in other jurisdictions worldwide.

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

•    effective marketing and distribution; and

•    speed to market.

We have competitors in each of our three product categories, including the DePuy Synthes Companies (a subsidiary of Johnson & Johnson), Medtronic plc, Smith & Nephew plc and Orthofix. We believe we have the broadest pediatric product offering across these categories relative to these competitors. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, are cost effective and are safe and effective. They also require a dedicated selling organization that is viewed by pediatric orthopedic surgeons as a consultative resource that can attend surgery.

Employees

As of December 31, 2020, we employed 116 full-time employees, 21 of whom were engaged in research and development and 34 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. Our currently marketed products are Class I and exempted from premarket notification, or Class II/ or unclassified devices subject to 510(k) clearance with the exception of the ApiFix Mid-C System which is an unclassified, approved device under the Humanitarian Device Exemption, or HDE, regulation.

Approval under the HDE regulation is contingent upon the submission of periodic reports at intervals of one year (unless otherwise specified) from the date of approval of the original HDE (August 2019). The purpose of the HDE provision is to encourage the discovery and use of devices intended to benefit patients in the treatment and diagnosis of diseases or conditions that affect not more than 8,000 individuals in the United States per year. The FDA may grant an HDE, which is an exemption from the effectiveness requirements of sections 514 and 515 of the FDCA Act, if the FDA determines that the device meets certain criteria. After HDE approval, the medical device may only be used after IRB approval has been obtained. Under FDA regulations, an IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects. In accordance with FDA regulations, an IRB has the authority to approve, require modifications in (to secure approval), or disapprove research. This group review serves an important role in the protection of the rights, safety and welfare of human research subjects. The purpose of IRB review is to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights, safety and welfare of humans participating as subjects in the research.

510(k) Marketing Clearance Pathway

Our Class II products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from nine to twelve months, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Minor modifications may be accomplished by a manufacturer documenting the change in an internal letter-to-file. The FDA can always review these letters to file during an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

•    the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with healthcare providers (HCPs);

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

•    the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute and constitutes a false or fraudulent claim for purposes of the false claims statute;

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

Regulation of Medical Devices in the EEA

There is currently no premarket government review of medical devices in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. There is also a directive specifically addressing Active Implantable Medical Devices (Directive 90/385/EEC). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements.

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

The time required to obtain clearance by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

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

Regulations in the United Kingdom

Effective January 31, 2020, the United Kingdom of Great Britain and Northern Ireland, or UK, withdrew from the European Union, or EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2023. These regulations may impact our ability to sell our products in the UK. During the transition period, devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

In order to comply with the new regulations and continue selling medical devices in Great Britain (England, Wales and Scotland) following the transition period, the Company must appoint a UK Responsible Person and register the medical devices with the UK's Medicines and Healthcare product Regulatory Agency, or MHRA. A new conformity assessment must be completed by a UK Approved Body, or UKAB. The UKAB will audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the UKAB issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the UKCA Mark to the device, which allows the device to be placed on the market throughout Great Britain. Once the product has been placed on the market in Great Britain, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

Recognizing that the federal Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the DHHS issued regulations in July 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure medical device manufacturers, HCPs and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (described below).

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

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices (which was permanently repealed December 20, 2019), provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari and held oral arguments on November 10, 2020. Accordingly, we continue to evaluate the effect that the Affordable Care Act has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends the suspension period to March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments beginning January 1, 2020 that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

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

Risks Related to Our Financial Condition and Capital Requirements

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, and the continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

The outbreak of COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. As a result of the pandemic, we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. The COVID-19 outbreak has also resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements, and business limitations and shutdowns. While these measures have negatively impacted the ability of our sales professionals to reach physicians, such measures have not yet had any significant impacts on our product supply chain. However, any negative impacts on the production and delivery of our products in the future may result in a decline in sales, an increase in accounts receivable reserves, lower gross margins, and greater challenges in forecasting business results and making business decisions.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the economies and financial markets of many countries, which may result in a period of regional, national or global economic slowdown or regional, national or global recessions. The extent to which the pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and continued spread of the outbreak, its severity, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks identified within this Annual Report for year ended December 31, 2020. Depending on the continued severity and ultimate duration of COVID-19, the negative effects on our business, results of operations and financial condition could be material.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred net losses in all fiscal years since inception. We incurred net losses of $32.9 million, $13.7 million and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of ongoing losses, as of December 31, 2020, we had an accumulated deficit of $161.8 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our loan agreements, cash receipts from sales of our products and net proceeds from our June 2020, December 2019 and December 2018 follow-on offerings of common stock will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from prior stock offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security agreement with Squadron Capital LLC ("Squadron"), which was further amended in May 2019 and August 2020 (as amended, the "Second Amended Loan Agreement"). The Second Amended Loan Agreement currently provides for a $25.0 million revolving credit facility. As of December 31, 2020, we have no outstanding indebtedness under the Second Amended Loan Agreement. The Second Amended Loan Agreement restricts our ability to, among other things:

•    dispose of or sell our assets;

•    modify our organizational documents;

•    merge with or acquire other entities or assets;

•    incur additional indebtedness;

•    create liens on our assets;

•    pay dividends; and

•    make investments.

The covenants in the Second Amended Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Second Amended Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Second Amended Loan Agreement to become immediately due and payable and terminate all commitments to extend further credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness — Loan Agreement.”

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

We are subject to taxation in numerous U.S. states and territories, as well as certain countries outside the U.S. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various tax jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted U.S. federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $98.9 million, $68.9 million and $16.9 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets, except for those recorded in Israel, were fully offset by a valuation allowance as of December 31, 2020 and 2019, and no income tax benefit has been recognized in continuing operations. Under the newly enacted federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $49.0 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We provide implant and instrument sets for the majority of surgeries performed using our products, and maintaining sufficient levels of inventory could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

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

As discussed above, acquisitions of, or investments in, new or complementary businesses, products or technologies are inherently risky. We cannot guarantee that any acquisition or investment will be successful or will not have a material unfavorable impact on us. We also cannot be certain that the businesses, products or technologies we acquire or invest in will become or remain profitable.

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

We may be unable to maintain adequate working relationships with healthcare professionals.

We seek to maintain close working relationships with respected orthopedic surgeons and medical personnel in hospitals and other healthcare organizations who assist in product research and development. We rely on these professionals to assist us in the development and improvement of our proprietary products. As a result of the COVID-19 pandemic, our access to these professionals has been limited as hospitals have restricted access for non-patients, including our research and development specialists and other employees, and governmental authorities have imposed travel restrictions, shutdowns or similar measures, which has adversely affected our ability to develop, market and sell products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be further adversely affected.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands to further enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. As of December 31, 2020, our international sales organization consisted of 42 independent stocking distributors and 11 independent sales agencies in 44 countries.Our operating results are directly dependent upon the sales and marketing efforts of our independent sales agencies and distributors. If our independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

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

Our employees, consultants, independent sales agencies, stocking distributors or other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2020, 2019 or 2018, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $57.6 million for the year ended December 31, 2018 to $71.1 million for the year ended December 31, 2020. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in 44 countries outside of the United States. For the years ended December 31, 2020, 2019 and 2018, approximately 11%, 24% and 24% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

Increased cyber-security threats also pose a potential risk to the security of the Company’s information technology systems, as well as the confidentiality, integrity and availability of data stored on these systems. In addition, a greater number of our employees working remotely during the COVID-19 pandemic has exposed us, and may continue to expose us, to greater risks related to cyber-security. Any breach of our systems could result in disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or financial information. Such events could cause damage to the Company’s reputation and result in significant recovery or remediation costs, which may adversely impact results of operations.

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

Risks Related to Regulatory Matters

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements, including but not limited to the HDE requirements and IRB regulations, could harm our business.

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

In addition, our ApiFix Mid-C System is an approved device under the Humanitarian Device Exemption (HDE) regulation. Approval under the HDE regulation is contingent upon the submission of periodic reports at intervals of one year (unless otherwise specified) from the date of approval of the original HDE (August 2019). The FDA may grant an HDE, which is an exemption from the effectiveness requirements of sections 514 and 515 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, if the FDA determines that the device meets certain criteria. After HDE approval, the medical device may only be used after approval by an institutional review board, or IRB, has been obtained. Under FDA regulations, an IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects. In accordance with FDA regulations, an IRB has the authority to approve, require modifications in (to secure approval), or disapprove research. Failure to submit the necessary reports, IRB required modifications or IRB disapproval could cancel or delay our exemption which would cause our sales to decline.

We may not receive the necessary clearances or approvals for our future products, and failure to timely obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

An element of our strategy is to continue to upgrade our products, add new features and expand clearance or approval of our current products to new indications. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

In order to sell our products in Great Britain (England, Wales and Scotland) our products must comply with the requirements of the UK Medical Device Regulations. Compliance with these requirements is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in Great Britain. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. A conformity assessment procedure requires the intervention of an organization accredited by an Approved Body under UK Medical Device Regulations, or Approved Body. Depending on the relevant conformity assessment procedure, the Approved Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Approved Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the UKCA Mark to its medical devices after having prepared and signed a related UK Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European and United Kingdom laws and directives, we would be unable to continue to affix the CE or UKCA Marks to our surgical systems, which would prevent us from selling them within the EEA and the United Kingdom, respectively.

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

Legislative or regulatory reforms in the United States, the United Kingdom or the European Union may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The Company can continue marketing existing CE-marked products under the previous regulation until March 2023 so long as a certification extension is granted by its notified body. Any products not yet CE-marked or products with significant changes that require additional notified review are subject to the MDR as of May 2021, including the requirement of obtaining QSR certification under the MDR. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements.

Effective January 31, 2020, the United Kingdom withdrew from the EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2023. These regulations may impact our ability to sell our products in the UK. During the transition period devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

In order to comply with the new regulations and continue selling medical devices in Great Britain (England, Wales and Scotland) following the transition period, the Company must appoint a UK Responsible Person and register the medical devices with the MHRA. A new conformity assessment must be completed by a UK Approved Body. The Approved Body will audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the Approved Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the UKCA Mark to the device, which allows the device to be placed on the market throughout Great Britain. Once the product has been placed on the market in Great Britain, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

We do not yet know the full impact that the Affordable Care Act will have on our business. The Biden Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law, which, among other things, includes a program for providers to receive accelerated or advanced Medicare payments.

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

In the United States, our products are primarily sold by a network of 36 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of 42 independent stocking distributors and 11 independent sales agencies. We sell our products in 44 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

Our ability to market, distribute, and sell our products through our network of distributors and agencies has been adversely affected as a result of precautionary responses to the COVID-19 pandemic, including travel restrictions, suspension and shutdown orders and other measures intended to limit person-to-person contact. We also face other significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. We cannot control the efforts and resources our third-party sales agencies and distributors will devote to marketing our products. Our sales agencies and stocking distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing and selling efforts that enable the products to develop, achieve or sustain market acceptance in their respective jurisdictions. Additionally, in some international jurisdictions, we rely on our distributors to manage the regulatory process, while complying with all applicable rules and regulations, and we are dependent on their ability to do so effectively. If we are unable to attract additional international distributors, our international revenue may not grow.

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 14.2% and 13.8%, respectively, of our global revenue in 2020. Sales through two of our independent sales agencies in the United States accounted for 12.3% and 12.2%, respectively, of our global revenue in 2019. Sales through two of our independent sales agencies in the United States accounted for 12.1% and 11.2%, respectively, of our global revenue in 2018. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We rely on a small number of third-party contract manufacturers in the United States to assemble our products. If any of these contract manufacturers fails to adequately perform, our revenue and profitability could be adversely affected. Inadequate performance could include, among other things, the production of products that do not meet our quality standards, which could cause us to seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any termination of our relationships with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise suffer impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. This could disrupt our ability to fulfill orders during a transition and impact our ability to utilize our current supply chain. In addition, we currently use Structure Medical, LLC and Vilex, LLC, Squadron-affiliated entities, as suppliers for some of our components of our products.

While the COVID-19 pandemic has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements, and business limitations and shutdowns, those measures, have not yet had any significant impacts on our product supply chain. However, any negative impacts on the assembly and production of our products in the future may result in a decline in sales.

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

We rely on several suppliers for the majority of our products and we maintain certain long-term contracts with these key suppliers. These suppliers may be unwilling or unable to supply these products to us reliably and at the prices and levels we anticipate or are required by the market. For us to be successful, our suppliers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these products, and if we cannot obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain products, the use of products furnished by these alternative suppliers could require us to alter our operations.

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

As discussed above under the third-party manufacturer risk factor, the impact of the COVID-19 pandemic has not yet had any significant impacts on our product supply chain. However, any negative impacts on the production and supply of our products in the future may result in a decline in sales.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2020, we owned 28 issued U.S. patents and 56 issued foreign patents and we had 35 pending U.S. patent applications and 40 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2036.

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

•    issuance of new or changed securities analysts’ reports or recommendations regarding us; and

•    short interest reports and or trading.

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

The price of our stock may be vulnerable to manipulation, including through short sales.

We believe our common stock has been the subject of recent short selling efforts by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement. Short selling may negatively affect the value of our stock to the detriment of our stockholders.

In addition, market participants with disclosed short positions in our stock have published, and may in the future continue to publish, negative information regarding us that we believe is inaccurate and misleading. We believe that the publication of this negative information, and other efforts by certain market participants to manipulate the price of our common stock for their personal financial gain, may in the future lead to downward pressure on the price of our stock to the detriment of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, we have a total of 19,560,291 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 5,378,291 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 30.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and occupy approximately 22,000 square feet of office space in Warsaw, Indiana, following an expansion of our existing warehouse facilities in 2018. An additional expansion is currently in process for the Warsaw facility and, once complete, will provide the Company with an additional 20,000 square feet. The Company also maintains two offices in the Netherlands and one office in Israel. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Subsequent to year end, we entered into settlement negotiations regarding this matter and anticipate that it will be settled in the near term.  However, no assurance can be given that a final settlement will be reached and, were negotiations to cease, we would vigorously defend the claims asserted against us.  As intellectual property litigation can involve complex factual and legal questions, an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

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

The Plaintiff, among other things, requests that the defendants be ordered to convey and assign to Plaintiff all of their rights, title and interests in and to the Software and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants. Although we believe the IMED lawsuit is without merit and will vigorously defend the claims asserted us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

Barry - Alleged Patent Infringement

On December 30, 2020, Dr. Mark Barry filed suit against us in the United States District Court for the District of Delaware (Barry v. OrthoPediatrics Corp. et al., Case No. 1:20-cv-01786) seeking unspecified damages for alleged infringement of U.S. Patent Nos. 7,670,358; 8,361,121; 9,339,301; 9,668,787; and 9,668,788, which relate to systems and methods concerning derotation of spinal bodies to correct spinal deformities. Intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

The parties reached a verbal settlement in February 2021, but have not finalized the written settlement agreement, and do not expect to do so for several weeks.

As described in Note 17 of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, an accrual for legal settlement costs related to various litigation, including the Barry matter, has been recorded by the Company.

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

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We have no present intention to pay dividends in the foreseeable future, but rather intend to retain all of our consolidated earnings to finance future growth. Any future determination to pay dividends will be made at the discretion of our Board of Directors. See the “CAPITAL” section of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 12 of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for a discussion regarding dividend restrictions.

HOLDERS OF RECORD

At the close of business on March 9, 2021, the number of shares outstanding was 19,658,335. There were 187 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2020.

RECENT SALES OF UNREGISTERED SECURITIES

None except as otherwise described in a Current Report on Form 8-K or a Quarterly Report on form 10-Q.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	449,532	$34.23	799,969
Total	449,532	$34.23	799,969

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements.

(In Thousands, Except Share Data)	2020	2019	2018	2017	2016
Operations
Net revenue	$71,078	$72,552	$57,559	$45,620	$37,298
Cost of revenue	16,047	17,933	14,879	11,170	10,931
Gross profit	55,031	54,619	42,680	34,450	26,367
Operating loss (1) (3)	(26,755)	(9,077)	(9,553)	(6,472)	(6,127)
Total other expenses	6,912	3,608	2,472	2,460	445
Net loss from continuing operations before provision for income taxes(1) (3)	(33,667)	(12,685)	(12,025)	(8,932)	(6,572)
Provision for income taxes (benefit)	(723)	—	—	—	—
Loss from discontinued operations	—	(1,046)	—	—	—
Net loss (1) (3)	(32,944)	(13,731)	(12,025)	(8,932)	(6,572)
Adjusted EBITDA (4)	(5,871)	(1,066)	(3,476)	(58)	(995)
Per Share Data
Net loss from continuing operations per share attributable to common stockholders - basic and diluted (2)	$(1.82)	$(0.87)	$(0.96)	$(5.86)	$(7.14)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	—	(0.07)	—	—	—
Net loss per share attributable to common stockholders - basic and diluted	$(1.82)	$(0.94)	$(0.96)	$(5.86)	$(7.14)
Balance Sheet Data
Total assets	$320,412	$194,564	$112,105	$82,301	$30,676
Total liabilities	85,644	52,203	30,373	34,806	24,682
Redeemable convertible preferred stock	—	—	—	—	71,303
Total stockholders' equity (deficit)	234,768	142,361	81,732	47,495	(65,309)
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

(4) EBITDA is a non-GAAP financial measure which consists of net loss attributable to OrthoPediatrics Corp. before interest, provision for income taxes (benefit), other expense (income) and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back stock-based compensation expense, accelerated vesting of restricted stock upon our IPO, acquisition related costs (consisting of accounting and legal fees), fair value adjustment of contingent consideration, initial public offering costs and accrued legal settlement costs. Adjusted EBITDA is presented because we believe it is a useful indicator of our operating performance. Management uses the measure as a measure of the Company's operating performance and for planning purposes, including financial projections. We believe this measure is useful to investors as supplemental information because it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We believe Adjusted EBITDA is useful to its management and investors as a measure of comparative operating performance from period to period. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, net income or loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed to imply that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, the measure is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect certain cash requirements such as debt service requirements, capital expenditures and other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and other potential cash requirements. In evaluating Adjusted EBITDA, you should be aware that in the future the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that its future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on the Company’s GAAP results in addition to using Adjusted EBITDA on a supplemental basis. Our definition of this measure is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The schedule below contains a reconciliation of Net loss from continuing operations to Adjusted EBITDA.

(In Thousands, Except Share Data)	2020	2019	2018	2017	2016
Net Loss from Continuing Operations	$(32,944)	$(12,685)	$(12,025)	$(8,932)	$(6,572)
Interest expense, net	3,412	3,538	2,255	2,490	1,476
Provision for income taxes (benefit)	(723)	—	—	—	—
Other expense (income)	(20)	70	217	(30)	(1,031)
Depreciation and amortization	8,010	4,671	2,892	2,405	1,902
Stock-based compensation	6,196	2,603	1,199	1,429	1,251
Accelerated vesting of restricted stock upon our IPO	—	—	1,986	2,049	—
Acquisition related costs	336	737	—	—	—
Fair value adjustment of contingent consideration	3,520	—	—	—	—
Initial public offering costs	—	—	—	—	1,979
Accrued legal settlement costs	6,342	—	—	—	—
Adjusted EBITDA	$(5,871)	$(1,066)	$(3,476)	$(58)	$(995)

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

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.3 billion opportunity globally, including over $1.5 billion in the United States.

We sell implants and instruments to our customers for use by pediatric orthopedic surgeons to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. In the international markets where we sell to stocking distributors, we transfer control of our products to the distributor when title passes upon shipment.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 36 independent sales agencies employing 171 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

On April 1, 2020, we purchased all the issued and outstanding membership interest of ApiFix, Ltd. ("ApiFix") for (a) $2.0 million in cash, and (b) 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35.0 million (based on a closing share price of $37.63 on April 1, 2020. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). In addition, we have also agreed to pay as part of the purchase price the following anniversary payments, subject to certain limitations and adjustments: (i) approximately $13.0 million on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8.0 million on the third anniversary of the closing date; and (iii) $9.0 million on the fourth anniversary of the closing date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock.

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for approximately $3.4 million in total consideration. We use the Tether Clamp System in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok.

We market and sell our products internationally in 44 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2020, 2019 and 2018, international sales accounted for approximately 11%, 24% and 24% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $71.1 million for the year ended December 31, 2020. The average annual growth rate for the Company exceeded 20% from 2009 through 2019, partially obtained through strategic acquisitions. For the years ended December 31,

2020, 2019 and 2018, our revenue was $71.1 million, $72.6 million and $57.6 million, respectively, and our net loss was $32.9 million, $13.7 million and $12.0 million, respectively. Our net loss for the year ended December 31, 2018 included $2.0 million of non-cash accelerated vesting of restricted stock compensation expense related to our October 2017 IPO.

Impact of COVID-19 on our Business

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. We encourage the readers of this document to read our risk factors in its entirety contained in Item 1A “Risk Factors” where there is additional information regarding the COVID-19 pandemic.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2020, we continued to focus on developing innovative solutions, acquired multiple enabling technologies and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy.

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

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the year. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays.

Demand

The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19, and the actions taken by governmental authorities and other third parties to contain the virus, may cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected. During 2020, we have experienced a reduction in revenue as a result of global delays in elective surgeries.

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

Components of our Results of Operations

Revenue

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique pricing agreement.

Outside of the United States, we sell our products directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received. Until such payment, cost of revenue was recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our consolidated balance sheets.
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.
In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe.The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique pricing agreement.

Cost of Revenue and Gross Profit

Our cost of revenue consists primarily of products purchased from third-party suppliers, inbound freight, excess and obsolete inventory adjustments and royalties. Our implants and instruments are manufactured to our specifications by third-party suppliers. The majority of our implants and instruments are produced in the United States. We recognize cost of revenue for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as inventory in our balance sheet. The costs of instruments are typically capitalized and not included in cost of revenue unless sold as a set to our international stocking distributors or directly to hospitals. We expect our cost of revenue to increase in absolute dollars due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of commissions to our domestic and international independent sales agencies, as well as compensation, commissions, benefits and other related personnel costs. Commissions and bonuses are generally based on a percentage of sales. Our international independent stocking distributors purchase implant and instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales-related costs for these international sales. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and pipeline products and continued investment in our global sales organization to reach new customers.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $3.8 million, $3.4 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business as well as increased set deployment. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Legal Settlement Expenses

The Company is involved in various legal proceedings. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. For the year ended December 31, 2020, the Company accrued $6.3 million as a result of the current legal settlement negotiations. As additional information becomes available, management will reassess the pending claims and litigation and may revise its previously accrued estimate. See Note 17 for additional details regarding current legal proceedings.

Public Offering Costs

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

On December 13, 2019, we completed another offering of shares of common stock. Offering expenses of $0.2 million, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

On June 22, 2020, we completed another offering of shares of common stock. Offering expenses of $0.5 million, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

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

Other Expenses

Our other expenses primarily consist of fair value adjustments of contingent consideration, accreted interest expense related to the acquisition installment payables and borrowing costs and expenses related to long-term debt.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

(in thousands, except percentages)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net revenue	$71,078	$72,552	$(1,474)	(2)%
Cost of revenue	16,047	17,933	(1,886)	(11)%
Sales and marketing expenses	31,854	31,284	570	2%
General and administrative expenses	38,317	26,664	11,653	44%
Legal settlement expenses	6,342	—	6,342	100%
Research and development expenses	5,273	5,748	(475)	(8)%
Other expenses	6,912	3,608	3,304	92%
Provision for income taxes (benefit)	(723)	—	(723)	(100)%
Net loss from continuing operations	(32,944)	(12,685)	$(20,259)	159.7%
Net loss from discontinued operations	—	(1,046)	1,046	(100)%
Net loss	$(32,944)	$(13,731)	$(19,213)	140%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2020 and 2019:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2020	% of revenue	2019	% of revenue
U.S.	$62,966	89%	$55,055	76%
International	8,112	11%	17,497	24%
Total	$71,078	100%	$72,552	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2020	% of revenue	2019	% of revenue
Trauma and deformity	$47,677	67%	$49,371	68%
Scoliosis	20,738	29%	21,485	30%
Sports medicine/other	2,663	4%	1,696	2%
Total	$71,078	100%	$72,552	100%

Net revenue decreased $1.5 million, or 2%, from $72.6 million for the year ended December 31, 2019 to $71.1 million for the year ended December 31, 2020. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Global suspension of elective surgeries as a result of the COVID-19 pandemic adversely affected revenue. The domestic markets were primarily impacted during the second quarter and saw trends towards normalization for the balance of the year. International markets were impacted more severely and remained at less than historical levels throughout the year.

Trauma and deformity sales decreased $1.7 million, or 3%, primarily driven by fewer elective deformity correction surgeries caused by the pandemic and specifically by decreased sales of our PediPlates system and PediNail system. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Scoliosis systems decreased $0.7 million, or 3%, primarily driven by lower sales of our RESPONSE system and BandLoc system. Sports medicine / other increased $1.0 million, or 57% due to the acquisition of Telos. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $16.0 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively. Gross margin was 77% for the year ended December 31, 2020 and 75% for the year ended December 31, 2019. The increase in gross margin was primarily driven by the converted sales agents in our international markets and lower international stocking distributor orders driven by the impact of the COVID-19 pandemic on our geographical sales mix.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 1.8%, from $31.3 million for the year ended December 31, 2019 to $31.9 million for the year ended December 31, 2020. The increase was due primarily to increased sales commission expenses, driven by the converted sales agents in our international markets.

General and Administrative Expenses

General and administrative expenses increased $11.7 million, or 44%, from $26.7 million for the year ended December 31, 2019 to $38.3 million for the year ended December 31, 2020. The increase was due primarily to the addition of personnel and resources to support the continued expansion of our business, an increase in stock-based compensation expense of $3.6 million driven by a third year of restricted stock grants in a three year vesting cycle and one-time stock grants of $1.5 million related to executive management transitions, increase in legal expenses of $2.3 million related to our ongoing litigation and acquisitions, and increased general and administrative expenses associated with the acquisitions of ApiFix and Telos. Depreciation and amortization expenses increased $3.4 million, or 74%, from $4.6 million for the year ended December 31, 2019 to $8.0 million for the year ended December 31, 2020. The increase was primarily due to the amortization on intangible assets acquired through the Orthex, Telos and ApiFix acquisitions and the purchase of the Band-Lok intellectual property and increased investments in consigned surgical instrument sets.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 8%, from $5.7 million for the year ended December 31, 2019 to $5.3 million for the year ended December 31, 2020. The decrease was driven by a reduced investment in research and development project expenses as a result of the sales decline related to the COVID-19 pandemic.

Total Other Expenses

Total other expenses increased $3.3 million, or 92%, from $3.6 million for the year ended December 31, 2018 to $6.9 million for the year ended December 31, 2020. The increase in other expense is due to the fair value adjustment of $3.5 million related to the ApiFix contingent consideration payment.

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets for the our results of operations for the years ended December 31, 2019 and 2018:

(in thousands, except percentages)	2019	2018	Increase (Decrease)	% Increase (Decrease)
Net revenue	$72,552	$57,559	$14,993	26%
Cost of revenue	17,933	14,879	3,054	21%
Sales and marketing expenses	31,284	26,563	4,721	18%
General and administrative expenses	26,664	20,938	5,726	27%
Research and development expenses	5,748	4,732	1,016	21%
Other expenses	3,608	2,472	1,136	46%
Net loss from continuing operations	(12,685)	(12,025)	$(660)	5.5%
Net loss from discontinued operations	(1,046)	—	(1,046)	(100)%
Net loss	$(13,731)	$(12,025)	$(1,706)	14%

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

Cost of Revenue and Gross Margin

Cost of revenue was $17.9 million and $14.9 million for the years ended December 31, 2019 and 2018, respectively. Gross margin was 75% for the year ended December 31, 2019 and 74% for the year ended December 31, 2018. The increase in gross margin was due primarily to a decrease in cost of goods sold related to the addition of sales agents in our international markets along with increase sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.7 million, or 18%, from $26.6 million for the year ended December 31, 2018 to $31.3 million for the year ended December 31, 2019. The increase was due primarily to increased sales commission expenses, driven by the increase in unit volume sold, and marketing expenses.

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

Other Expenses

Other expenses were $3.6 million for each of the years ended December 31, 2019 and 2018, respectively. The expense in both of these periods consisted primarily of interest expense on long-term debt.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $18.4 million, $17.8 million and $15.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $161.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2020 we had cash, cash equivalents and restricted cash of $30.1 million and short-term investments of $55.1 million.

We believe our existing cash and cash equivalents, amounts available under the Loan Agreement, cash receipts from sales of our products and net proceeds from our December 2018, December 2019 and June 2020 follow-on offerings will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Nonetheless, from time to time, we may seek additional financing sources to meet our working capital requirements, make continued research and development investments and make capital expenditures needed for us to maintain and grow our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(18,442)	$(17,769)	$(15,583)
Net cash used in investing activities	(69,834)	(61,922)	(5,965)
Net cash provided by financing activities	46,732	91,019	39,657
Effect of exchange rate changes on cash	(351)	8	—
Net increase in cash and restricted cash	$(41,895)	$11,336	$18,109

Cash Used in Operating Activities

Net cash used in operating activities was $18.4 million, $17.8 million and $15.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $(5.0) million, $(11.4) million and $(9.6) million for the years ended December 31, 2020, 2019 and 2018, respectively. During 2020, we increased inventory by $12.1 million as we deployed additional inventory, including $1.6 million due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency, and accounts receivable increased by $0.5 million. These uses of cash for working capital were offset by our legal settlement accrual of $6.3 million and an increase in accounts payable of $3.1 million as we purchased inventory on account for deployment into the field. During 2019, we increased inventory by $9.8 million as we deployed additional inventory and accounts receivable increased by $5.8 million as our sales increased. During 2018, we increased inventory by $4.8 million as we deployed additional inventory following our IPO and accounts receivable increased by $3.8 million as our sales increased. We had a net loss of $32.9 million, $13.7 million and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which drove a difference in the use of operating cash between the periods. Our net loss for the year ended December 31, 2018 included a $2.0 million non-cash expense associated with the accelerated vesting of our restricted stock related to our IPO.

Cash Used in Investing Activities

Net cash used in investing activities was $69.8 million, $61.9 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash used in investing activities in 2020 consisted primarily of the purchase of short-term investments of $55.0 million, the acquisition of Telos of $1.7 million, net of cash received, the acquisition of ApiFix of $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual property of $0.8 million and the purchases of property plant and equipment, primarily instruments sets which were consigned in the United States and select international markets, of $10.5 million. Net cash used in investing activities in 2019 consisted primarily of the acquisition of Vilex and Orthex of $49.8 million, net of cash received, and the purchases of property plant and equipment, primarily instrument sets, of $11.8 million. Net cash used in investing activities in 2018 consisted primarily of the purchases of instrument sets of $5.3 million.

Cash Provided By Financing Activities

Net cash provided by financing activities was $46.7 million, $91.0 million and $39.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash provided by financing activities in 2020 consisted primarily of the proceeds from the issuance of common stock of $70.2 million, net of issuance costs and $1.6 million from the exercise of stock options, offset by the payment of $25.0 million of the revolving credit facility and term loan with Squadron. Net cash provided by financing activities in 2019 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $60.0 million and $1.1 million related to proceeds from the exercise of stock options. We also had $30.0 million of proceeds from Term Loan B in 2019. Net cash provided by financing activities in 2018 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $43.4 million offset by a $4.0 million payment on our revolving credit facility.

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

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a First Amendment, or the First Amendment, to the Loan Agreement (as so amended, the "First Amended Loan Agreement"), with Squadron. The First Amended Loan Agreement provided for a new $30.0 million term loan facility, represented by a Term Note B, in addition to the existing $20.0 million Term Note A and $15.0 million revolving credit facility. Similar to the other facilities under the First Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25.0 million received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5.0 million from the available Squadron revolving credit facility. On January 4, 2020, the Company repaid $5.0 million on the revolving credit facility with Squadron. On July 15, 2020, the Company repaid the $20.0 million principal amount outstanding under the Term Note A, together with all unpaid interest and other related amounts payable.

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15 million to $25 million and the maturity date was extended from January 31, 2023 to January 1, 2024. The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.2 million and $1.3 million as of December 31, 2020 and 2019, respectively.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this annual report, we believe the following accounting policies are most critical to understanding and evaluating our reported financial results and require significant or complex judgment and estimates on the part of management.

Revenue Recognition

In the United States and in ten international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer.

Outside of the United States, we sell our products directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on our history of collections and returns from international customers, prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received. Until such payment, cost of revenue was recorded as inventories held by international distributors, net of adjustment for estimated unreturnable inventory, on our consolidated balance sheets.
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.
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

We have indefinite lived tradename assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

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

The fair value of each share of underlying common stock for stock-based awards is based on the closing price of our common stock as reported on the date of grant.

We recorded total stock-based compensation expenses of $6.2 million, $2.6 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in stock-based compensation expense is driven by a third year of restricted stock grants in a three year vesting cycle and one-time stock grants of $1.5 million related to executive management transitions. During the first four months of 2018, we recorded an additional $2.0 million non-cash restricted stock expense related to the accelerated vesting of our restricted stock following our IPO. We expect to continue to grant restricted stock and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expenses in future periods may increase.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total debt	$1,175	$131	$433	$328	$283
Acquisition Installments	29,934	12,934	17,000	—	—
Contingent consideration	43,445	—	43,445	—	—
Minimum royalty payments	60	10	30	20	—
Lease agreements	333	124	209	—	—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Net Operating Losses

As of December 31, 2020, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $98.9 million, $68.9 million and $16.9 million, respectively, which begin to expire in 2028 unless utilized. The deferred tax assets, except for those recorded in Israel, were fully offset by a valuation allowance as of December 31, 2020 and 2019, and no income tax benefit has been recognized in our consolidated statements of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2020 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2020, we do not hold any material asset-backed investment securities and in 2020, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2020, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2020, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Our cash balance as of December 31, 2019 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and bond market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2020, 2019 and 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OrthoPediatrics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions and relationships with a related party that are described in Note 15 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 11, 2021

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,758	$70,777
Restricted cash	1,374	1,250
Short term investments	55,141	—
Accounts receivable - trade, less allowance for doubtful accounts of $433 and $506, respectively	17,212	16,003
Inventories, net	52,989	38,000
Notes receivable	337	564
Prepaid expenses and other current assets	2,618	1,464
Total current assets	158,429	128,058
Property and equipment, net	27,227	21,349
Other assets:
Amortizable intangible assets, net	50,284	14,484
Goodwill	70,511	13,773
Other intangible assets	13,961	4,490
Total other assets	134,756	32,747
Total assets	$320,412	$182,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$10,038	$6,467
Accrued compensation and benefits	4,540	4,349
Accrued legal settlements	6,342	—
Current portion of long-term debt with affiliate	131	124
Current portion of acquisition installment payable	12,233	—
Other current liabilities	1,744	2,723
Total current liabilities	35,028	13,663
Long-term liabilities:
Long-term debt with affiliate, net of current portion	1,044	26,067
Acquisition installment payable, net of current portion	12,784	—
Contingent consideration	30,710	—
Deferred income taxes	5,755	—
Other long-term liabilities	323	63
Total long-term liabilities	50,616	26,130
Total liabilities	85,644	39,793
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,560,291 shares and 16,723,128 shares issued and outstanding as of December 31, 2020 and December 31, 2019	5	4
Additional paid-in capital	388,622	271,182
Accumulated deficit	(161,766)	(128,822)
Accumulated other comprehensive income (loss)	7,907	(3)
Total stockholders' equity	234,768	142,361
Total liabilities and stockholders' equity	$320,412	$182,154

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2020	2019	2018

Net revenue	$71,078	$72,552	$57,559
Cost of revenue	16,047	17,933	14,879
Gross profit	55,031	54,619	42,680
Operating expenses:
Sales and marketing	31,854	31,284	26,563
General and administrative	38,317	26,664	20,938
Legal settlement expenses	6,342	—	—
Research and development	5,273	5,748	4,732
Total operating expenses	81,786	63,696	52,233
Operating loss	(26,755)	(9,077)	(9,553)
Other expenses:
Interest expense, net	3,412	3,538	2,255
Fair value adjustment of contingent consideration	3,520	—	—
Other expense (income)	(20)	70	217
Total other expenses	6,912	3,608	2,472
Loss before income taxes	(33,667)	(12,685)	(12,025)
Provision for income taxes (benefit)	(723)	—	—
Net loss from continuing operations	(32,944)	(12,685)	(12,025)
Net loss from discontinued operations	—	(1,046)	—
Net loss	$(32,944)	$(13,731)	$(12,025)
Net loss attributable to common stockholders	$(32,944)	$(13,731)	$(12,025)
Weighted average common shares - basic and diluted	18,056,828	14,624,194	12,567,387
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(1.82)	$(0.87)	$(0.96)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	$—	$(0.07)	$—
Net loss per share attributable to common stockholders - basic and diluted	$(1.82)	$(0.94)	$(0.96)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(32,944)	$(13,731)	$(12,025)
Other comprehensive (loss) income:
Foreign currency translation adjustment	7,857	620	(758)
Unrealized gain (loss) on short-term investments	53	—	—
Other comprehensive (loss) income, net of tax	7,910	620	(758)
Comprehensive loss	$(25,034)	$(13,111)	$(12,783)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Value
Balance at January 1, 2018	12,621,781	$2	$150,424	$(103,066)	$135	$47,495
Net loss	—	—	—	(12,025)	—	(12,025)
Restricted stock	177,208	1	3,185	—	—	3,186
Stock option exercise	14,213	—	410	—	—	410
Issuance of common stock, net of issuance cost	1,725,000	1	43,423	—	—	43,424
Other comprehensive income	—	—	—	—	(758)	(758)
Balance at December 31, 2018	14,538,202	4	197,442	(115,091)	(623)	81,732
Net loss	—	—	—	(13,731)	—	(13,731)
Consideration for Vilex and Orthex Acquisition	245,352	—	10,000	—	—	10,000
Restricted stock	145,153	—	2,603	—	—	2,603
Stock option exercise	38,921	—	1,141	—	—	1,141
Issuance of common stock, net of issuance cost	1,755,500	—	59,996	—	—	59,996
Other comprehensive income	—	—	—	—	620	620
Balance at December 31, 2019	16,723,128	4	271,182	(128,822)	(3)	142,361
Net loss	—	—	—	(32,944)	—	(32,944)
Restricted stock	162,125	—	6,196	—	—	6,196
Stock option exercise	53,270	—	1,650	—	—	1,650
Consideration for ApiFix and Telos acquisitions and Band-Lok intellectual property purchase	1,025,782	—	39,388	—	—	39,388
Issuance of common stock, net of issuance cost	1,595,986	1	70,206	—	—	70,207
Other comprehensive income	—	—	—	—	7,910	7,910
Balance at December 31, 2020	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net loss	$(32,944)	$(13,731)	$(12,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	—	210	—
Depreciation and amortization	8,010	4,671	2,892
Stock-based compensation	6,196	2,603	3,185
Fair value adjustment of contingent consideration	3,520	—	—
Acquisition installment payable	2,397	—	—
Deferred income taxes	(723)	—	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	(451)	(5,820)	(3,801)
Inventories	(12,070)	(9,767)	(4,801)
Prepaid expenses and other current assets	(719)	(137)	(425)
Accounts payable - trade	3,071	2,401	(1,524)
Accrued legal settlements	6,342	—	—
Accrued expenses and other liabilities	(1,074)	1,946	947
Other	(85)	(1)	(31)
Net cash used in operating activities - continuing operations	(18,530)	(17,625)	(15,583)
Net cash used by operating activities - discontinued operations	—	(144)	—
Net cash used in operating activities	(18,530)	(17,769)	(15,583)
INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	(1,670)	—	—
Acquisition of ApiFix, net of cash acquired	(1,723)	—	—
Acquisition of Band-Lok intangible assets	(796)	—	—
Acquisition of Vilex and Orthex, net of cash acquired	—	(49,836)	—
Purchase of notes receivable	—	—	(502)
Purchases of licenses	—	(270)	(210)
Purchase of short term investments	(55,000)	—	—
Purchases of property and equipment	(10,504)	(11,816)	(5,253)
Net cash used in investing activities	(69,693)	(61,922)	(5,965)
FINANCING ACTIVITIES
Payments on note with affiliate	(25,000)	—	—
Proceeds from issuance of debt with affiliate	—	30,000	—
Payment of revolving credit facility with affiliate	—	—	(4,065)
Proceeds from issuance of common stock, net of issuance costs	70,207	59,996	43,425
Proceeds from exercise of stock options	1,650	1,141	410
Payments on mortgage notes	(125)	(118)	(113)
Net cash provided by financing activities	46,732	91,019	39,657
Effect of exchange rate changes on cash	(404)	8	—
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(41,895)	11,336	18,109
Cash and restricted cash, beginning of period	72,027	60,691	42,582
Cash and restricted cash, end of period	30,132	72,027	60,691

	2020	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,233	$4,229	$2,255
Transfer of instruments from property and equipment to inventory	$415	$1,037	$362
Issuance of common share sto acquire Vilex and Orthex	$—	$10,000	$—
Issuance of common shares to acquire Telos	$1,568	$—	$—
Issuance of common shares to acquire ApiFix	$35,176	$—	$—
Issuance of common shares to purchase Band-Lok intellectual property	$2,644	$—	$—
Divestiture consideration allocated to assets held for sale (See Note 4)	$—	$25,000	$—
Payment of Term Note B with revolving credit facility (See Note 8)	$—	$5,000	$—

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and 2019 and for the three years in the period ended
December 31, 2020
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediguard, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

In 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand, permitting us to sell under an agency model direct to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe.

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

On March 9, 2020, we purchased all the issued and outstanding membership interest of Telos Partners, LLC ("Telos") for $3,300 in total consideration. Telos is a boutique regulatory consulting firm formed in Colorado (refer to Note 3).

On April 1, 2020, we purchased all the issued and outstanding membership interest of ApiFix, Ltd. ("ApiFix") for (a) $2,000 in cash, and (b) 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,000 (based on a closing share price of $37.63 on April 1, 2020. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). In addition, we have also agreed to pay as part of the purchase price the following anniversary payments, subject to certain limitations and adjustments: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock (refer to Note 3).

On June 10, 2020, we purchased certain intellectual property assets from Band-Lok, LLC, a North Carolina limited liability company ("Band-Lok"), related to its Tether Clamp and Implantation System ("Tether Clamp System") for approximately $3,400 in total consideration. We use the Tether Clamp System in connection with our Bandloc

5.5/6.0 System. We were previously the sole licensee of the purchased assets under a license agreement with Band-Lok (refer to Note 3).

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators have instructed hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2020, we continued to focus on developing innovative solutions, acquired multiple enabling technologies and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy. The extent to which COVID-19 may continue to negatively impact the Company's consolidated financial position, results of operations or cash flows is uncertain and will be closely monitored.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., OP Netherlands B.V., Orthex, LLC, Telos Partners, LLC and ApiFix, Ltd. (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. The results of Vilex have been classified as discontinued operations within the consolidated financial statements for the year ended December 31, 2019.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $161,766 and $128,822 as of December 31, 2020 and 2019, respectively. On July 15, 2020, the Company repaid the $20,000 principal amount outstanding under the Loan Agreement’s Term Note A, together with all unpaid interest and other related amounts payable. On August 4, 2020, the Company entered into a Second Amendment to its First Amended Loan Agreement with Squadron. The Loan Agreement’s revolving credit commitment was increased from the previously established $15,000 to $25,000. The Company did not have an outstanding balance as of December 31, 2020. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at December 31, 2020 and expected cash flows from operations for the next twelve months subsequent to the issuance of the consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Foreign Currency Transactions

We currently bill our international stocking distributors in U.S. dollars, resulting in minimal foreign exchange transaction expense.

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country.We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In the year ended December 31, 2020, the Company recorded a $2,730 revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets. Contingent consideration represents the system sales payment the Company is obligated to make. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 6 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

Revenue from Contracts with Customers

The Company adopted ASC 606, "Revenue From Contracts with Customers (ASC 606)", on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have any impact on the Company's consolidated historical financial statements. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance. In accordance with ASC 606, revenue is recognized when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customers, generally upon implantation or when title passes upon shipment. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement. Sales through two of our independent sales agencies in the United States accounted for 14.2% and 13.8% of our global revenue in 2020. Sales through two of our independent sales agencies in the United States accounted for 12.3% and 12.2% of our global revenue in 2019, respectively. Sales through two of our independent sales agencies in the United States accounted for 12.1% and 11.2% of our global revenue in 2018, respectively.

Revenue Recognition – International

Outside of the United States, we sell our products directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Prior to 2019, we concluded that collectibility was not reasonably assured at the time of delivery for certain customers who had not evidenced a consistent pattern of timely payment. Accordingly, in the past we did not recognize international revenue and associated cost of revenue at the time title transfers for these customers for whom collectibility had not been deemed probable based on the customer’s history and ability to pay, but rather when cash had been received.
Following a review of our collection history, we deemed collectibility was probable for all international stocking distributors effective January 1, 2019. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.
In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand, permitting us to sell under an agency model direct to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In the year ended December 31, 2020, the Company recorded a $2,730 revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment. Pricing for each customer is dictated by a unique pricing agreement.

Cash, Cash Equivalents and Short Term Investments

We maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. To date, we have not experienced any loss in such accounts. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents. The carrying amounts reported in the balance sheets for cash are valued at cost, which approximates fair value.

The Company invests in available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Consolidated Balance Sheets. The company includes unrealized gains or losses in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company considers available information to determine whether the decline is "other than temporary" and, if so, reflects the change on the Consolidated Statements of Operations.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2020 and 2019 consolidated balance sheet. These funds will remain restricted until August 31, 2021 at which time, they will be released to the Company subject to no claims related to the purchase. The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days from the invoice date in the United States and within 90 days internationally. Account balances with invoices over 30 or 90 days past due for domestic and international accounts, respectively, are considered delinquent. No interest is charged on past due accounts. Payments of accounts receivable are applied to the specific invoices identified on the customer's remittance advice or, if unspecified, to the customer's account as an unapplied credit.

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The allowance for doubtful accounts was $433 and $506 as of year ended December 31, 2020 and 2019, respectively.

The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2020	2019	2018
Balance at beginning of year	$506	$134	$143
Additions charged to expense	274	424	3
Write-offs	347	52	12
Balance at end of year	$433	$506	$134

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventories, which consist of implants and instruments held in our warehouse, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties.

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

Charges for excess and obsolete inventory are included in cost of revenue and were $1,269, $604 and $504 for the years ended December 31, 2020, 2019 and 2018, respectively.
Costs Related to the Initial Public Offering

At the time of the IPO, $1,840 of additional costs, primarily consisting of legal, accounting and other direct fees and costs related to the IPO incurred during 2017 and were initially deferred and capitalized and then reclassified to stockholders’ equity at the conclusion of our IPO on October 12, 2017. Additionally, $1,986 of additional non-cash expense related to the accelerated vesting of restricted stock was included in general and administrative expenses in 2018.

Costs Related to the Follow-on Offerings

On December 11, 2018, we completed a follow-on offering of our common stock. Offering expenses of $352, primarily consisting of legal, accounting and other direct fees and costs related to the offering, were initially deferred and capitalized and then reclassified to stockholders' equity at the conclusion of our follow-on offering on December 11, 2018.

On December 13, 2019, we completed another offering of our common stock. Offering expenses of $235, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

On June 22, 2020, we completed another offering of our common stock. Offering expenses of $481, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed in the field are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the consolidated balance sheets.

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

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our one reporting unit using either an income or market approach or a combination thereof.

We have indefinite lived tradename assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. No impairment charges were recorded in any of the periods presented.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. The amount of expense recorded in interest expense, net and fair value adjustments of contingent consideration for the year ended December 31, 2020 were $2,397 and $3,520, respectively.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $635, $599 and $513, for the years ended December 31, 2020, 2019 and 2018, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $2,261, $2,788 and $2,148, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $1,231, $1,422 and $978 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Options holders, upon vesting, may purchase common stock at the exercise price, which is the estimated fair value of our common stock on the date of grant. Option grants generally vest immediately or over a three year period. No stock options were granted in any of the periods presented.

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that has been granted under the 2007 Plan has restriction periods that generally last until the earlier of six years from the date of grant, or an initial public offering or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested in April 2018. Generally under the 2017 plan, restricted stock vests over a three year period. We have elected to recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

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

Foundation for Advancing Pediatric Orthopedics

The Company may periodically make contributions to the Foundation for Advancing Pediatric Orthopedics (the "Foundation"). The Foundation was incorporated in 2018 exclusively for pediatric orthopedic research and education and qualifies under IRC 501(c)(3) as an exempt private foundation. The mission of the Foundation is to enhance the knowledge and experience, through education and research, of surgical trainees or practicing surgeons who are involved in helping children with orthopaedic disorders and injuries. The Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $325, $500 and $200 to the Foundation during the years ended December 31, 2020, 2019 and 2018, respectively. These contributions were recorded in general and administrative expenses.

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

Litigation and Contingencies

Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. The Company recorded an accrual of $6,342 for legal settlements for the year ended December 31, 2020.

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

NOTE 3 – BUSINESS COMBINATION

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $344 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), approximately $30,000 in anniversary payments, and approximately $41,741 in a system sales payment. The total consideration transferred of $87,379, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and adjustments. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). The following table reconciles the total consideration transferred after discounting the future payments, excluding the impact of foreign currency translation:

	Consideration	Present Value
Cash consideration	$2,000	$2,000
Payment of ApiFix transaction related costs	67	67
Issuance of common stock	35,176	35,176
Anniversary Payments	30,000	22,620
System sales payment	41,741	27,190
Total consideration transferred	$108,984	$87,053

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

The following table summarizes the total consideration paid for ApiFix and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$87,379
Assets
Cash	344
Accounts receivable-trade	245
Inventories	685
Prepaid expenses and other current assets	77
Property and equipment	153
Amortizable intangible assets	32,150
Other intangible assets	8,640
Operating lease right-of-use asset	104
Total assets	42,398
Liabilities
Accounts payable and accrued liabilities	226
Operating lease liabilities	106
Other current liabilities	270
Deferred income taxes	6,487
Total liabilities	7,089
Less: total net assets	35,309
Goodwill	$52,070

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$8,640	Indefinite
Patents	31,720	15 years
Customer Relationships	230	10 years
Non-competition Agreements	200	4 years
	$40,790

The Company recorded a measurement period adjustment of $7,930 during fiscal 2020 to increase patents, increase deferred tax liabilities by $6,487 and decrease goodwill by $1,443 related to the refinement of inputs of the acquisition valuation.

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

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and an implied probability of achieving revenue forecasts. The fair value of the payment will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustment in the fair value of the contingent consideration payment of $3,520 was recognized as an expense for the twelve month period ended December 31, 2020, in other expenses on the consolidated statements of operations. An additional $2,397 was recognized as interest expense for the twelve month period ended December 31, 2020, on the consolidated statements of operations for the accretion of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	December 31, 2020
Anniversary Payments:
Second Year Payment	$10,980	$12,233
Third Year Payment	5,780	6,335
Fourth Year Payment	5,860	6,449
Total acquisition installment payable	22,620	25,017
Less: current portion of acquisition installment payable	10,980	12,233
Acquisition installment payable, net of current portion	11,640	12,784
System sales payment	27,190	30,710
ApiFix future consideration, net of current portion	$38,830	$43,494

Pre-acquisition revenues and earnings for ApiFix were not material to the consolidated operations.

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

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Preliminary fair value of estimated total acquisition consideration	$3,318
Assets
Cash	81
Accounts receivable-trade	215
Prepaid expenses and other current assets	38
Property and equipment	10
Amortizable intangible assets	950
Other intangible assets	$210
Total assets	1,504
Liabilities
Accounts payable and accrued liabilities	60
Total liabilities	60
Less: total net assets	1,444
Goodwill	$1,874

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

Vilex and Orthex

On June 4, 2019, the Company purchased all the issued and outstanding shares of stock of Vilex and units of membership interests in Orthex for $50,000 in cash, net of working capital adjustments, and 245,352 shares of common stock, $0.00025 par value per share, of the Company. The shares of common stock were valued at $40.76 per share, the volume weighted average trading price during the thirty day trading period ending on May 30, 2019. In addition, $3,000 was placed in an escrow account for a period of up to twenty months to cover certain indemnification obligations and to secure certain closing adjustments. The Company incurred $737 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statements of operations. The purchase price allocation set forth herein is final.

The following table summarizes the total consideration paid for Vilex and Orthex and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Description	Amount
Estimated fair value of total acquisition consideration	$60,184
Assets
Cash	348
Accounts receivable-trade	2,088
Inventories	3,652
Prepaid expenses and other current assets	12
Property and equipment	7,540
Amortizable intangible assets	31,180
Operating lease right-of-use asset	323
Total assets	45,143
Liabilities
Accounts payable and accrued liabilities	563
Operating lease liabilities	323
Deferred tax liability	1,175
Other long-term liabilities	68
Total liabilities	2,129
Less: total net assets	43,014
Goodwill	$17,170

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

On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offering to a wholly-owned subsidiary of Squadron Capital, LLC. in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition along with the sale of intellectual property rights.

Assets and liabilities divested consisted of the following as of December 31, 2019:

Description	Amount
Cash	$515
Accounts Receivable - trade, less allowance for doubtful accounts	928
Inventories, net	2,060
Prepaid expenses and other current assets	24
Property and equipment, net	6,246
Amortizable intangible assets	13,390
Goodwill	3,397
Other intangible assets	380
Operating lease right-of-use asset	216
Total assets divested	$27,156

Accounts payable - trade	$37
Accrued compensation and benefits	171
Operating lease liabilities	199
Deferred tax liability	1,175
Other current liabilities	13
Total liabilities divested	$1,595
Net assets sold	$25,561
Allocated purchase price	25,000
Loss on divestiture	$(561)

Major classes of line items constituting loss of discontinued operations	2019
Net revenue	$3,069
Cost of revenue	(286)
Sales and marketing	(692)
General and administrative	(2,103)
Other income (expense), net	(9)
Pretax net loss of discontinued operations	$(21)
Income tax expense	(464)
Net loss on discontinued operations	$(485)

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

The Company elected to perform a qualitative analysis for its reporting unit as of October 1, 2020. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting unit was less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill in 2019 and 2020 were as follows:

Total
Goodwill at January 1, 2019	$—
Vilex Companies acquisition	17,170
Divestiture of Vilex in Tennessee, Inc.	(3,397)
Goodwill at January 1, 2020	$13,773
Telos	1,874
Orthex measurement period adjustment	(688)
ApiFix acquisition	52,070
Foreign currency translation impact	3,482
Goodwill at December 31, 2020	$70,511

Intangible Assets

As of December 31, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.7 years	$43,363	$(2,650)	$40,713
Intellectual Property	10.3 years	8,990	(744)	8,246
License agreements	2.7 years	2,765	(1,440)	1,325
Total amortizable assets		$55,118	$(4,834)	$50,284

As of December 31, 2019, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	17.4 years	$9,287	$(363)	$8,924
Intellectual Property	10.7 years	4,020	(213)	3,807
License agreements	3.4 years	2,765	(1,012)	1,753
Total amortizable assets		$16,072	$(1,588)	14,484

Amortization expense was $3,246, $887 and $378 for the years ended December 31, 2020, 2019 and 2018, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2021	$3,930
2022	3,895
2023	3,778
2024	3,734
2025	3,712
Thereafter	31,235
$50,284

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launch is in 2021 and 2022 for products for which we obtained licensing in 2020.

Trademarks are non-amortizing intangible assets which were $13,961 and $4,490 as of December 31, 2020 and 2019, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Orthex on June 4, 2019 valued at $4,230, the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. Trademarks are recorded in Other Intangible assets on the Consolidated Balance Sheets.

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

The Company tests intangible assets with indefinite lives for impairment annually on October 1st or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. Based upon the Company's analysis, no impairment chargers were recorded to its intangible assets.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels.

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

There were no assets or liabilities measured at fair value on a recurring basis as of the year ended December 31, 2019. The following table summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

	12/31/2020	Level 1	Level 2	Level 3
Financial Assets
Cash Equivalents	$15,002	15,002	—	—
Short term investments	55,141	55,141
Financial Liabilities
Contingent Consideration	$30,710	—	—	30,710

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The following table summarizes the change in fair value of Level 3 instruments in 2020:

Total
Balance at January 1, 2020	$—
Contingent consideration recorded as a result of the acquisition (Note 3)	27,190
Change in fair value of contingent consideration	3,520
Balance at December 31, 2020	$30,710

The Company's Level 3 instruments consist of contingent consideration. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statement of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of December 31, 2020:

	April 1, 2020	December 31, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	23.1%	25.8%
Volatility factor	43.7%	51.8%
Expected Years	4.1 years	3.5 years

(1) The present value discount rate includes estimated risk premium

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Land	$1,645	$1,645
Building and building improvements	2,591	1,951
Computer equipment and software	2,218	2,070
Office and other equipment	1,060	751
Instruments	29,916	21,963
Sample inventory	2,453	2,213
Construction in progress	4,995	3,734
	44,878	34,327
Less: accumulated depreciation	(17,651)	(12,978)
Total property and equipment, net	$27,227	$21,349

Depreciation expense is included in general and administrative expenses and was $4,660, $3,749 and $2,514 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2020	2019
Accrued compensation and related costs	$1,896	$1,573
Accrued commissions	2,644	2,776
Total accrued compensation and benefits	$4,540	$4,349

NOTE 9 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2020	2019
Note payable to Squadron	$—	$19,891
Revolving credit facility with Squadron	—	5,000
Mortgage payable to affiliate	1,175	1,300
Total debt	1,175	26,191
Less: current maturities	131	124
Long-term debt, net of current maturities	$1,044	$26,067

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

In order to finance a portion of the cash consideration for the acquisition of the Vilex Companies, the Company entered into a first Amendment, or the Amendment, to the Loan Agreement (as so amended, the "First Amended Loan Agreement"), with Squadron. The First Amended Loan Agreement provided for a new $30,000 term loan facility, represented by a Term Note B, in addition to the existing $20,000 Term Note A and $15,000 revolving credit facility. Similar to the other facilities under the First Amended Loan Agreement, the Term Note B was subject to interest only payments at an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%. The Term Note B, which would have matured no later than May 31, 2020, was paid in full on December 31, 2019 using $25,000 received in exchange for the divestiture of the adult product offerings of Vilex and the related Orthex license agreement, and $5,000 from the available Squadron revolving credit facility. On January 4, 2020, the Company repaid $5,000 on the revolving credit facility with Squadron. On July 15, 2020, the Company repaid the $20,000 principal amount outstanding under the Term Note A, together with all unpaid interest and other related amounts payable.

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15,000 to $25,000. The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears and is recorded in interest, net. For the year ended December 31, 2020 the unused commitment fee paid to Squadron was $52.
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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2020 and 2019, the mortgage balance was $1,175 and $1,300, respectively, of which current principal due of $131 and $124, respectively, was included in current portion of long-term debt.

At December 31, 2020, the aggregate future principal payments on our debt arrangements are as follows:

2021	$131
2022	137
2023	144
2024	152
2025	160
Thereafter	451
$1,175

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $1,233, $4,229 and $2,255 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 10 - STRATEGIC ARRANGEMENTS

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

The royalty expense recognized related to the CASE agreement is recorded as a component of cost of revenue and amounted to $125, $153 and $145 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, $35 and $39, respectively, was due to CASE.

NOTE 11 - INCOME TAXES

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act. Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitation allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020. The enactment of the CARES Act did not result in any material impact to the Company’s income tax provision.

On December 27, 2020 the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA includes the COVID-related Tax Relief Act of 2020 (“COVID TRA”). The Company is continuing to assess the effect of the CAA and does not believe it will result in a material impact to the Company’s income tax provision.

Total income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 was allocated as follows:

	2020	2019	2018
Income from continuing operations	$(723)	$—	$—
Income from discontinued operations	—	(660)	—
Total tax expense (benefit)	$(723)	$(660)	$—

For the years ended December 31, 2020, 2019 and 2018 loss from continuing operations before taxes of the Company consists of the following:

	2020	2019	2018
Domestic	$(28,756)	$(12,010)	$(11,768)
Foreign	(4,911)	(675)	(257)
Total	$(33,667)	$(12,685)	$(12,025)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Deferred:
Federal	$—	$1,033	$(3,663)
State	—	37	564
Foreign	(723)	—	—
(Decrease) Increase in valuation allowance	—	(1,070)	3,099
Total income tax expense (benefit)	$(723)	$—	$—

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of federal benefit	1.8%	(0.7)%	0.9%
Effect of foreign rates different from statutory	0.1%	—%	0.2%
Change in state rate	(2.5)%	(1.3)%	(1.2)%
Nondeductible/nontaxable or other items	1.1%	.3%	4.9%
Unborn foreign tax deduction	4.0%	—%	—%
Change in valuation allowance	(23.4)%	(19.3)%	(25.8)%
Income tax (expense) benefit	2.1%	—%	—%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Inventories, net	$2,715	$1,759
Stock based compensation	1,938	980
Loss carryforwards	29,050	22,153
Credit carryforwards	176	260
Interest carryforward	1,851	655
Accrued Settlements	1,467	—
Other	382	417
Total deferred tax assets	37,579	26,224
Valuation allowance	(33,160)	(25,392)
Net deferred tax assets	4,419	832
Deferred tax liabilities:
Intangibles	(9,120)	(113)
Property, plant and equipment	(1,054)	(719)
Total deferred tax liabilities	(10,174)	(832)
Deferred tax assets (liabilities), net	$(5,755)	$—

The deferred tax assets were fully offset by a valuation allowance at December 31, 2020 and 2019, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The Company has recorded a tax benefit during the year ended December 31, 2020, for losses generated in Israel. During 2019, the Company assumed certain deferred tax liabilities in connection with the acquisition of Vilex, which allowed for a release of $1,124 of the valuation allowance. Such amount was recognized in discontinued operations. As of December 31, 2020, we had available federal, state and foreign tax loss carryforwards of $98,918, $68,901 and $16,905, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Israel.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2020, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.
At December 31, 2020, our foreign operations held cash totaling $5,398. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2018	176,959	$29.42	2.0
Forfeited or expired	(50,652)	$27.61
Exercised	(14,213)	$29.85
Outstanding at December 31, 2018	112,094	$30.32	1.8
Forfeited or expired	(2,546)	$27.61
Exercised	(38,920)	$29.3
Outstanding at December 31, 2019	70,628	$30.97	1.2
Forfeited or expired	(4,556)	$30.97
Exercised	(53,270)	$30.97
Outstanding at December 31, 2020	12,802	$30.97	1.6

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2020 and 2019, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2018	548,005	0.3
Granted	178,543
Forfeited	(1,335)
Outstanding at Vested	(547,920)
Outstanding at December 31, 2018	177,293	2.2
Granted	154,769
Forfeited	(9,616)
Outstanding at Vested	(4,444)
Outstanding at December 31, 2019	318,002	1.7
Granted	164,010
Forfeited	(1,885)
Vested	(43,397)
Outstanding at December 31, 2020	436,730	1.1
Restricted stock exercisable at December 31, 2020	—

At December 31, 2020, there was $7,114 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested six months after the IPO.

Stock-based compensation expense on restricted stock amounted to $6,196, $2,603 and $3,185 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in the stock compensation expense for the twelve months ended December 31, 2020 was primarily driven by a third year of restricted stock grants in a three year vesting cycle and one-time stock grants related to executive management transitions that vested immediately resulting in an additional $1,542 of expense.

Warrants

Our warrant activity and related information are summarized below:

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2018	44,101	$27.03
Forfeited or expired	(37,311)	$26.89
Outstanding at December 31, 2018	6,790	$27.81
Forfeited or expired	(6,386)	$27.61
Outstanding at December 31, 2019	404	$30.97
Forfeited or expired	(404)	$30.97
Outstanding at December 31, 2020	—

For all periods presented, the warrants were issued at exercise prices ranging from $26.27 to $30.97 per share. The warrants generally have a 10-year term. No warrants have been exercised during each of the three years in the period ended December 31, 2020. At inception and as of December 31, 2020, 2019 and 2018, no fair value was assigned to the warrants.

NOTE 13 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2020	2019	2018
Net loss from continuing operations	$(32,944)	$(12,685)	$(12,025)
Net loss from discontinued operations	—	(1,046)	—
Net loss attributable to common stockholders - basic and diluted	$(32,944)	$(13,731)	$(12,025)
Weighted average number of shares - basic and diluted	18,056,828	14,624,194	12,567,387
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(1.82)	$(0.87)	$(0.96)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	—	(0.07)	—
Net loss per share attributable to common stockholders - basic and diluted	$(1.82)	$(0.94)	$(0.96)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Year Ended December 31,
	2020	2019	2018
Restricted stock	436,730	318,002	177,293
Stock options	12,802	70,628	112,094
Warrants	—	404	6,790
	449,532	389,034	296,177

NOTE 14 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reportable segment, OrthoPediatrics, which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2020 or 2019.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2020	2019	2018
U.S.	$62,966	$55,055	$43,461
International	8,112	17,497	14,098
Total	$71,078	$72,552	$57,559

	Year Ended December 31,
Product sales by category:	2020	2019	2018
Trauma and deformity	$47,677	$49,371	$39,695
Scoliosis	20,738	21,485	16,662
Sports medicine/other	2,663	1,696	1,202
Total	$71,078	$72,552	$57,559

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2020, 2019 and 2018.

NOTE 15 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $2,622, $3,933 and $4,026 for the years ended December 31, 2020, 2019 and 2018, respectively.

On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. For the year ended December 31, 2020, sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, were $595 and $2,900, respectively.

NOTE 16 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2019, we elected to match our employees' 401(k) contributions up to 3% of employees' salary. This was increased to 4% effective January 1, 2020. For the years ended December 31, 2020 and 2019, we matched $439 and $246, respectively of our employees' 401(k) contributions.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Subsequent to year end, we entered into settlement negotiations regarding this matter and anticipate that it will be settled in the near term. However, no assurance can be given that a final settlement will be reached and, were negotiations to cease, we would vigorously defend the claims asserted against us. As intellectual property litigation can involve complex factual and legal questions, an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition.

On December 30, 2020, Dr. Mark Barry filed suit against us in the United States District Court for the District of Delaware (Barry v. OrthoPediatrics Corp. et al., Case No. 1:20-cv-01786) seeking unspecified damages for alleged infringement of U.S. Patent Nos. 7,670,358; 8,361,121; 9,339,301; 9,668,787; and 9,668,788, which relate to systems and methods concerning derotation of spinal bodies to correct spinal deformities. Intellectual property litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have a material adverse effect on our business, operating results and financial condition. The parties reached a verbal settlement in February 2021, but have not finalized the written settlement agreement, and do not expect to do so for several weeks.

As of December 31, 2020, we have accrued $6,342 related to the potential outcome of outstanding legal matters.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

As of December 31, 2020, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $10 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2020, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly financial data presented should be read in conjunction with the consolidated financial statements and related notes.

	Three Months Ended
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Net revenue	$16,356	$13,593	$22,205	$18,924
Gross profit	12,213	10,061	17,639	15,118
Operating loss	(4,497)	(7,017)	(2,498)	(12,743)
Loss before income tax benefit	(4,945)	(9,447)	(4,539)	(14,736)
Provision for income taxes (benefit)	—	—	—	(723)
Net loss	(4,945)	(9,447)	(4,539)	(14,013)
Net loss attributable to common stockholders	(4,945)	(9,447)	(4,539)	(14,013)
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.54)	$(0.24)	$(0.73)
	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Net revenue	$14,656	$18,200	$20,744	$18,952
Gross profit	10,655	13,619	15,895	14,450
Operating loss	(2,717)	(1,790)	(1,539)	(3,031)
Net loss from continuing operations	(3,020)	(2,459)	(2,877)	(4,329)
Gain (Loss) from discontinued operations	—	159	(213)	(1,100)
Net loss	(3,020)	(2,618)	(2,664)	(5,429)
Net loss attributable to common stockholders	(3,020)	(2,618)	(2,664)	(5,429)
Net loss from continuing operations per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.17)	$(0.19)	$(0.29)
Net loss from discontinued operations per share attributable to common stockholders - basic and diluted	$—	$0.01	$(0.01)	$(0.07)
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.16)	$(0.20)	$(0.36)

During the fourth quarter ended December 31, 2020, the Company recorded a $2,730 revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. The aforementioned $2,730 reduction of revenue reduced gross profit in the fourth quarter and total year by $1,115.

NOTE 19. SUBSEQUENT EVENTS

On January 15, 2021, the Company expanded to 14 international agents, broadening its reach into the largest European market of Germany, Austria and Switzerland by converting long-standing distribution partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2020, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. For as long as we remain an "emerging growth company" we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2020 and 2019
Consolidated statements of operations, years ended December 31, 2020, 2019 and 2018
Consolidated statements of comprehensive loss, years ended December 31, 2020, 2019 and 2018
Consolidated statements of stockholders' equity (deficit), years ended December 31, 2020, 2019 and 2018
Consolidated statements of cash flows, years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements

(a) 2.     Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.    Exhibits:

Exhibit No:	Ref	Description of Exhibits:
2.1
Equity Interest Purchase Agreement, dated June 4, 2019, by and among OrthoPediatrics Corp., the Sellers and the Selling Equityholders (each as defined therein), and Abraham Lavi (as the Sellers’ representative). (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 4, 2019) (SEC File No. 001-38242) W

2.2
Asset Purchase Agreement, dated December 31, 2019, by and among OrthoPediatrics Corp., Vilex in Tennessee, Inc., Orthex, LLC, Squadron Capital LLC and SquaAsset Purchase Agreement, dated December 31, 2019, by and among OrthoPediatrics Corp., Vilex in Tennessee, Inc., Orthex, LLC, Squadron Capital LLC and Squadron Newco LLC. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on January 6, 2020) (SEC File No. 001-38242) W

2.3
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242) W

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
10.14
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.15
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.16
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.17
First Amended and Restated Revolving Note, dated August 4, 2020, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.4 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

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

++ Furnished and not filed herewith.

w Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules or exhibits to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2021.

OrthoPediatrics Corp.

By:	/s/ Mark C. Throdahl
Mark C. Throdahl, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 11th day of March, 2021.

/s/ Mark C. Throdahl	/s/ Fred L. Hite
Mark C. Throdahl Chief Executive Officer (Principal Executive Officer)	Fred L. Hite Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ David R. Bailey	/s/ Bernie B. Berry *
David R. Bailey President	Bernie B. Berry Director

/s/ Terry D. Schlotterback *	/s/ Bryan W. Hughes *
Terry D. Schlotterback Director	Bryan W. Hughes Director

/s/ Stephen F. Burns *	/s/ David R. Pelizzon *
Stephen F. Burns Director	David R. Pelizzon Director

/s/ Marie C. Infante *	/s/ Kevin L. Unger *
Marie C. Infante Director	Kevin L. Unger Director

/s/ Harold Ruf *	/s/ Samuel D. Riccitelli *
Harold Ruf Director	Samuel D. Riccitelli Director

* By Daniel J. Gerritzen as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Daniel J. Gerritzen

Daniel J. Gerritzen

As Attorney-in-Fact
March 11, 2021