Form 10-Q
period 2021-03-31
ORTHOPEDIATRICS CORP
filed 2021-05-06
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the registrant had 19,659,017 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2021 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21,426	$28,758
Restricted cash	1,369	1,374
Short term investments	55,209	55,141
Accounts receivable - trade, less allowance for doubtful accounts of $361 and $433, respectively	16,551	17,212
Inventories, net	55,266	52,989
Notes receivable	323	337
Prepaid expenses and other current assets	1,884	2,618
Total current assets	152,028	158,429
Property and equipment, net	28,342	27,227
Other assets:
Amortizable intangible assets, net	50,901	50,284
Goodwill	68,463	70,511
Other intangible assets	13,618	13,961
Total other assets	132,982	134,756

Total assets	$313,352	$320,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$12,009	$10,038
Accrued compensation and benefits	4,850	4,540
Accrued legal settlements	5,250	6,342
Current portion of long-term debt with affiliate	132	131
Current portion of acquisition installment payable	12,496	12,233
Other current liabilities	1,886	1,744
Total current liabilities	36,623	35,028
Long-term liabilities:
Long-term debt with affiliate, net of current portion	1,011	1,044
Acquisition installment payable, net of current portion	13,165	12,784
Contingent consideration	34,860	30,710
Deferred income taxes	5,233	5,755
Other long-term liabilities	315	323
Total long-term liabilities	54,584	50,616

Total liabilities	91,207	85,644

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,659,412 shares and 19,560,291 shares issued as of March 31, 2021 (unaudited) and December 31, 2020, respectively	5	5
Additional paid-in capital	390,000	388,622
Accumulated deficit	(172,145)	(161,766)
Accumulated other comprehensive income	4,285	7,907
Total stockholders' equity	222,145	234,768
Total liabilities and stockholders' equity	$313,352	$320,412

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021	2020
Net revenue	$21,462	$16,356
Cost of revenue	5,137	4,143
Gross profit	16,325	12,213
Operating expenses:
Sales and marketing	8,949	7,564
General and administrative	12,041	7,881
Research and development	1,308	1,265
Total operating expenses	22,298	16,710
Operating loss	(5,973)	(4,497)
Other expenses:
Interest expense, net	728	379
Fair value adjustment of contingent consideration	4,150	—
Other (income) expense	(160)	69
Total other expenses	4,718	448
Loss before income taxes	$(10,691)	$(4,945)
Provision for income taxes (benefit)	(312)	—
Net loss	$(10,379)	$(4,945)
Weighted average common stock - basic and diluted	19,200,231	16,423,853
Net loss per share - basic and diluted	$(0.54)	$(0.30)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,379)	$(4,945)
Other comprehensive loss:
Foreign currency translation adjustment	(3,499)	(1,358)
Unrealized loss on short-term investments	(123)	—
Other comprehensive loss	(3,622)	(1,358)
Comprehensive loss	$(14,001)	$(6,303)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive income	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145

	Three Months Ended March 31, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	—	271,182	(128,822)	(3)	142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—	—	958	—	—	958
Consideration for Telos acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(10,379)	$(4,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,539	1,375
Stock-based compensation	1,316	958
Fair value adjustment of contingent consideration	4,150	—
Acquisition installment payable	644	—
Deferred income taxes	(312)	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	653	760
Inventories	(2,508)	(5,096)
Prepaid expenses and other current assets	708	(56)
Accounts payable - trade	2,058	1,739
Accrued legal settlements	(1,092)	—
Accrued expenses and other liabilities	446	(1,694)
Other	(138)	3
Net cash used in operating activities	(1,915)	(6,956)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	—	(1,670)
Purchases of licenses	(2,858)	—
Purchases of property and equipment	(2,749)	(3,953)
Net cash used in investing activities	(5,607)	(5,623)

FINANCING ACTIVITIES
Payments on debt with affiliate	—	(5,000)
Repurchases of common shares	—	(187)
Proceeds from exercise of stock options	62	688
Payments on mortgage notes	(32)	(31)
Net cash provided by financing activities	30	(4,530)

Effect of exchange rate changes on cash	155	23

NET DECREASE IN CASH	(7,337)	(17,086)

Cash and restricted cash, beginning of year	$30,132	$72,027
Cash and restricted cash, end of period	$22,795	$54,941

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$15	$379
Transfer of instruments from property and equipment to inventory	$57	$182
Issuance of common shares to acquire Telos	$—	$1,750
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

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators have instructed hospitals to postpone some elective procedures in both our domestic and international markets to various degrees. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Despite the impact COVID-19 has had on our business, we continue to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. The extent to which COVID-19 may continue to negatively impact the Company's consolidated financial position, results of operations or cash flows is uncertain and will be closely monitored.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2021. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $172,145 and $161,766 as of March 31, 2021 and December 31, 2020, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at March 31, 2021 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Beginning in the second quarter of 2017, we began selling direct within the United Kingdom, Ireland, Australia and New Zealand and billing using the local currency for each country. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for in local functional currencies including and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Local functional currencies include primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel. Foreign currency translation adjustments have been recorded as a separate component of the condensed consolidated statements of comprehensive loss.

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
Revenue Recognition – International

Outside of the United States, we sell our products directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized; however, based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.
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

Restricted Cash

In conjunction with the sale of a business acquired in 2019, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the March 31, 2021 and 2020 consolidated balance sheet. These funds will remain restricted until August 31, 2021 at which time, they will be released to the Company subject to no claims related to the purchase. The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets. Contingent consideration represents the system sales payment the Company is obligated to make. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 5 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventories purchased from third parties, which consist of implants and instruments held in our warehouse or with third-party independent sales agencies or distributors, are considered finished goods.

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

Instruments are hand-held devices, specifically designed for use with our implants and are used by surgeons during surgery. Instruments deployed within the United States, United Kingdom, Australia, New Zealand, Canada, Belgium, the Netherlands, Italy, Germany, Switzerland and Austria are carried at cost less accumulated depreciation and are recorded in property and equipment, net on the condensed consolidated balance sheets.

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

We have indefinite lived tradename assets that are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. No impairment charges were recorded in any of the periods presented.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. The amount of expense recorded in interest expense, net and fair value adjustments of contingent consideration for the three months ended March 31, 2021 were $644 and $4,150, respectively. We recorded no interest expense or fair value adjustments for the three months ended March 31, 2020.

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

Litigation and Contingencies

Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gain (loss) on our short term investments.

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

NOTE 3 – BUSINESS COMBINATION

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $344 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), approximately $30,000 in anniversary payments, and approximately $41,741 in a system sales payment. The total consideration transferred of $87,379, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and adjustments. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System"). The following table reconciles the total consideration transferred after discounting the future payments:

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

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	March 31, 2021
Anniversary Payments:
Second Year Payment	$10,980	$12,496
Third Year Payment	5,780	6,520
Fourth Year Payment	5,860	6,645
Total acquisition installment payable	22,620	25,661
Less: current portion of acquisition installment payable	10,980	12,496
Acquisition installment payable, net of current portion	11,640	13,165
System sales payment	27,190	34,860
ApiFix future consideration, net of current portion	$38,830	$48,025

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

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Fair fair value of total acquisition consideration	$3,318
Assets
Cash	81
Accounts receivable-trade	215
Prepaid expenses and other current assets	38
Property and equipment	10
Intangible assets	950
Other intangible assets	$210
Total assets	1,504
Liabilities
Accounts payable and accrued liabilities	60
Total liabilities	60
Less: total net assets	1,444
Goodwill	$1,874

The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$210	Indefinite
Customer Relationships	910	10 years
Non-competition Agreements	40	5 years
	$1,160

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

Total
Goodwill at January 1, 2021	$70,511
Foreign currency translation impact	(2,048)
Goodwill at March 31, 2021	$68,463

Intangible Assets

As of March 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.5 years	$42,103	$(3,282)	$38,821
Intellectual Property	10.1 years	8,968	(907)	8,061
License Agreements	6.1 years	5,623	(1,604)	4,019
Total amortizable assets		$56,694	$(5,793)	$50,901

As of December 31, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.7 years	$43,363	$(2,650)	$40,713
Intellectual Property	10.3 years	8,990	(744)	8,246
License Agreements	2.7 years	2,765	(1,440)	1,325
Total amortizable assets		$55,118	$(4,834)	$50,284

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

On March 19, 2021, we recorded a license agreement in the amount of $2,858 in settlement of the Barry legal matter. Additional information regarding this matter can be found in Note 13.

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $13,618 and $13,961 as of March 31, 2021 and December 31, 2020, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. Trademarks are recorded in Other Intangible assets on the Condensed Consolidated Balance Sheets.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$11,005	$—	$—	$11,005
Short term investments
Exchange Trade Mutual Funds	$35,257	$—	$—	$35,257
Corporate Bonds	$10,318	$—	$—	$10,318
Treasury Bonds	$5,265	$—	$—	$5,265
Other	$4,369	$—	$—	4,369
Financial Liabilities
Contingent Consideration	$—	$—	$34,860	$34,860

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$15,002	$—	$—	$15,002
Short term investments
Exchange Trade Mutual Funds	$35,208	$—	$—	$35,208
Corporate Bonds	$9,616	$—	$—	$9,616
Treasury Bonds	$6,520	$—	$—	$6,520
Other	$3,797	$—	$—	$3,797
Financial Liabilities
Contingent Consideration	$—	$—	$30,710	$30,710

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's Level 3 instruments consist of contingent consideration. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustment in the fair value of the contingent consideration payments of $4,150 was recognized as an expense for the three month period ended March 31, 2021, in other expenses on the condensed consolidated statements of operations. An additional $644 was recognized as interest expense for the three month period ended March 31, 2021, on the condensed consolidated statements of operations for the accretion of the acquisition installment payable.

The following table summarizes the change in fair value of Level 3 instruments in 2021:

Total
Balance at January 1, 2021	$30,710
Change in fair value of contingent consideration	4,150
Balance at March 31, 2021	$34,860

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	25.3%	25.8%
Volatility factor	52.6%	51.8%
Expected years	3.1 years	3.5 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of March 31, 2021; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
Mortgage payable to affiliate	1,143	1,175
Less: current maturities	132	131
Long-term debt with affiliate, net of current maturities	$1,011	$1,044

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron Capital LLC, or Squadron. Pursuant to the Loan Agreement, which has been amended by a First Amendment dated as of June 4, 2019 and a Second Amendment date as of August 4, 2020 (as so amended, the "Second Amendment Loan Agreement"), Squadron is providing the Company a revolving credit facility in the amount of $25,000. Borrowings under the revolving credit facility are to be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the "Amended Revolving Note"), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company's Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company's assets, determined on a consolidated basis; and (ii) January 1, 2024. The Second Amended Loan Agreement provides for interest only payments, which are payable monthly, with an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%.

On January 4, 2020, the Company repaid Squadron $5,000 outstanding under the revolving credit facility in effect at that time and, on July 15, 2020 the Company repaid the $20,000 Term Note A outstanding under the Loan Agreement, together with all unpaid interest and other related amounts payable. The Company does not currently have any borrowings outstanding under the Second Amended Loan Agreement.

The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears and is recorded in interest, net. For the quarter ended March 31, 2021 the unused commitment fee paid to Squadron was $52.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2020, the mortgage balance was $1,175 of which current principal due of $131 was included in the current portion of long-term debt. At March 31, 2021 the mortgage balance was $1,143 of which current principal of $132 was included in the current portion of long-term debt.

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $15 and $551 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2021, the income tax benefit was $312 compared to $0 for the three months ended March 31, 2020. Our effective income tax rate was 2.9% and 0% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate increased compared to the prior year primarily due to the acquisition of ApiFix in 2020 and the deferred tax liability recorded in the purchase accounting. The deferred tax liability was set up as a result of the amortizing intangible assets recorded in the purchase accounting which generate nondeductible book amortization.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or three months ended March 31, 2021.

On December 27, 2020 the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA included the COVID-related Tax Relief Act of 2020 (“COVID TRA”), which expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program (PPP) loan and Employee Retention Tax Credit, 100% deductibility of business meals purchased from restaurants as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s income tax provision.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2021 and December 31, 2020, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The company has recorded a tax benefit during the period ended March 31, 2021 for losses generated in the foreign jurisdiction. As of December 31, 2020, we had available federal, state and foreign tax loss carryforwards of $98,918, $68,901 and $16,905, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2021	12,802	$30.97	1.6
Exercised	(2,010)	30.97
Outstanding at March 31, 2021	10,792	$30.97	1.6

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2021 and December 31, 2020, all options were fully vested.

There was no stock-based compensation expense on stock options for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2021	436,730	1.1
Granted	97,537
Forfeited	(426)
Vested	(144,743)
Outstanding at March 31, 2021	389,098	1.7
Restricted stock exercisable at March 31, 2021	—

At March 31, 2021, there was $11,417 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.7 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,316 and $958 for the three months ended March 31, 2021 and 2020, respectively. The increase in the stock compensation expense for the three months ended March 31, 2021 was due primarily to a third year of restricted stock grants in a three year vesting cycle.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(10,379)	$(4,945)

Weighted average number of shares - basic and diluted	19,200,231	16,423,853
Net loss per share - basic and diluted	$(0.54)	$(0.30)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2021	2020
Restricted stock	389,098	423,712
Stock options	10,792	40,420
Warrants	—	404
Total shares	399,890	464,536

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three months ended March 31, 2021 or 2020. No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2021 and December 31, 2020.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2021	2020
U.S.	$16,839	$13,384
International	4,623	2,972
Total	$21,462	$16,356

	Three Months Ended March 31,
Product sales by category:	2021	2020
Trauma and deformity	$14,552	$12,210
Scoliosis	5,951	3,711
Sports medicine/other	959	435
Total	$21,462	$16,356

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three months ended March 31, 2021 and 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $72 and $1,201 for the three months ended March 31, 2021 and 2020, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $87 and $189, respectively, for the three months ended March 31, 2021. We had sales and payments related to inventory purchases to Vilex, LLC of $386 and $640, respectively, for the three months ended March 31, 2020.

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

As of March 31, 2021, the Company has recorded a lease liability of $315 and corresponding right-of-use-asset of $318 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued its Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute.

Throughout 2021, we have continued settlement negotiations regarding this matter and anticipate that it will be settled in the near term. Because the Company considers a potential settlement to be probable, it previously accrued for the related expense during the fourth quarter of 2020. No material modifications were made to the accrual during the quarter ended March 31, 2021. While the Company considers it probable, no assurance can be given that a final settlement will be reached and, were negotiations to cease, we would vigorously defend the claims asserted against us.

Barry - Alleged Patent Infringement

On December 30, 2020, Dr. Mark Barry filed suit against us in the United States District Court for the District of Delaware (Barry v. OrthoPediatrics Corp. et al., Case No. 1:20-cv-01786) seeking unspecified damages for alleged infringement of U.S. Patent Nos. 7,670,358; 8,361,121; 9,339,301; 9,668,787; and 9,668,788, which relate to systems and methods concerning derotation of spinal bodies to correct spinal deformities. On March 19, 2021, the parties reached a final settlement, which included the Company entering into a license agreement with Dr. Barry. The license agreement was recorded by the Company in the amount of $2,858, which will be amortized over a period of up to 8 years based upon the number of cases utilizing the related spinal deformity system in a given period. The balance of the amount otherwise paid to Dr. Barry had been previously accrued for during the fourth quarter of 2020 in anticipation of this final settlement.

Accrued Legal Settlement Costs

As of March 31, 2021, we have an outstanding accrued legal settlement balance of $5,250 related to the potential outcome of outstanding legal matters.

Royalties

As of March 31, 2021, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2021, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 38 independent sales agencies employing more than 177 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 45 countries, primarily through independent stocking distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

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

Impact of COVID-19 on our Business

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. We encourage the readers of this document to read our risk factors in its entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2021 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Despite the impact COVID-19 has had on our business, we continue to invest in research and development, invest in our people, and take steps to position ourselves for long-term success.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)%
Net revenue	$21,462	$16,356	$5,106	31%
Cost of revenue	5,137	4,143	994	24%
Sales and marketing expenses	8,949	7,564	1,385	18%
General and administrative expenses	12,041	7,881	4,160	53%
Research and development expenses	1,308	1,265	43	3%
Other expenses	4,718	448	4,270	953%
Provision for income taxes (benefit)	(312)	—	(312)	100%
Net loss	$(10,379)	$(4,945)	$5,434	110%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Product sales by geographic location:	2021	2020
U.S.	$16,839	$13,384
International	4,623	2,972
Total	$21,462	$16,356

	Three Months Ended March 31,
Product sales by category:	2021	2020
Trauma and deformity	$14,552	$12,210
Scoliosis	5,951	3,711
Sports medicine/other	959	435
Total	$21,462	$16,356

Net revenue increased $5.1 million, or 31%, from $16.4 million for the three months ended March 31, 2020 to $21.5 million for the three months ended March 31, 2021. The increase during the three months ended March 31, 2021 reflects the continued return to normalization in both the U.S. and international markets which, during the three months ended March 31, 2020, had begun experiencing the impacts of the COVID-19 pandemic.

Trauma and deformity sales increased $2.3 million, or 19%, during the three months ended March 31, 2021, primarily driven by strong trauma growth, specifically our PNP Femur and PediPlate systems. Scoliosis sales increased $2.2 million, or 60%, during the three months ended March 31, 2021, primarily driven by increased sales of our RESPONSE 5.5/6.0 system and strong performance of the ApiFix® Mid-C System. Sports medicine / other increased $0.5 million, or 120%, during the three months ended March 31, 2021. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.0 million, or 24%, from $4.1 million for the three months ended March 31, 2020 to $5.1 million for the three months ended March 31, 2021. The increase was due primarily to increased sales volume in both the U.S. and international markets. Gross margin was 75% for the three months ended March 31, 2020 and 76% for the three months ended March 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 18%, to $8.9 million for the three months ended March 31, 2021 from $7.6 million for the three months ended March 31, 2020. The change in the three month period ended March 31, 2021 was due primarily to fluctuations in sales commission expenses, driven by unit volumes sold.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 53%, from $7.9 million for the three months ended March 31, 2020 to $12.0 million for the three months ended March 31, 2021. The increase for the three month period ended March 31, 2021 was due primarily to the additional expenses associated with the ApiFix and Telos acquisitions, the addition of personnel and resources to support the continued

expansion of our business and an increase in legal and other professional service expense associated with our ongoing litigation and acquisitions.

Depreciation and amortization expenses increased $1.2 million, or 86%, from $1.4 million for the three months ended March 31, 2020 to $2.5 million for the three months ended March 31, 2021. The increase for the three month period ended March 31, 2021 was primarily due to the amortization of intangible assets acquired through the Vilex, Telos and ApiFix acquisitions and the purchase of the Band-Lok intellectual property.

Research and Development Expenses

Research and development expenses of $1.3 million for the three months ended March 31, 2021 remained flat to a similar amount for the three months ended March 31, 2020.

Total Other Expenses

Other expenses were $4.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in other expense is due to the accretion of interest expense attributable to the acquisition installment payable and the fair value adjustments of contingent consideration related to the ApiFix acquisition. Total interest expense and fair value adjustments for the three months ended March 31, 2021 were $0.6 million and $4.2 million, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $1.9 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $172.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2021, we had cash and cash equivalents, restricted cash and short term investments of $78.0 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,915)	$(6,956)
Net cash used in investing activities	(5,607)	(5,623)
Net cash provided by (used in) financing activities	30	(4,530)
Effect of exchange rate changes on cash	155	23
Net increase (decrease) in cash	$(7,337)	$(17,086)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $1.9 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash provided by working capital was $0.1 million and net cash used for working capital was $4.3 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the primary driver of working capital cash usage was the increase in inventory of $2.5 million related to future sales growth and our acquisitions and new agencies and accrued legal settlements. This cash usage was offset primarily by trade payables which was a source of cash of $2.1 million.

Cash Used in Investing Activities

Net cash used in investing activities was $5.6 million for each of the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities for the three months ended March 31, 2021 consisted of the purchase of a license agreement as a result of the Dr. Barry legal settlement (see “Part II, Item 1 – Legal Proceedings” of this quarterly report for additional information) and purchases of instrument sets of $2.7 million. Net cash used in investing activities for the three months ended March 31, 2020 consisted of $1.6 million for the acquisition of Telos, net of cash received, and $4.0 million for purchases of instrument sets.

Cash Provided By Financing Activities

Net cash provided by financing activities was $0.0 million and net cash used in financing activities was $(4.5) million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities for the three months ended March 31, 2021 was immaterial to the results of our operations. Net cash used in financing activities for the three months ended March 31, 2020 consisted primarily of the payment of $5 million of the revolving credit facility with Squadron and the repurchase of $0.2 million of common shares, offset by $0.7 million from the exercise of stock options.

Indebtedness

Loan Agreement

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Squadron Capital LLC, or Squadron, the Company's largest investor. Under the terms of the Loan Agreement, which has been amended by a First Amendment dated as of June 4, 2019 and a Second Amendment dated as of August 4, 2020 (as so amended, the “Second Amended Loan Agreement”), Squadron is providing the Company a revolving credit facility in the amount of $25.0 million. Borrowings under the revolving credit facility are to be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024. The Second Amended Loan Agreement provides for interest only payments, which are payable monthly, with an interest rate equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.00%.

On January 4, 2020, the Company repaid Squadron $5.0 million outstanding under the revolving credit facility in effect at that time and, on July 15, 2020, the Company repaid the $20.0 million Term Note A outstanding under the Loan Agreement, together with all unpaid interest and other related amounts payable. The Company does not currently have any borrowings outstanding under the Second Amended Loan Agreement.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.1 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively.

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

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We have denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. The parties attended a court-ordered mediation on October 24, 2017, which did not resolve the dispute, but as we move forward with this matter we welcome constructive discussions on a negotiated settlement. Nevertheless, we view our case as particularly strong and will continue to vigorously defend this matter. On June 28, 2018, the United States Patent and Trademark Office's Patent Trial and Appeal Board ("PTAB") instituted limited review concerning whether certain third parties had described the invention of certain of K2M's patent claims before allegedly invented by K2M. On July 10, 2018, the Court stayed the litigation pending the outcome of PTAB's review. On June 4, 2019, PTAB completed its review, finding, among other things, insufficient evidence of such description by the third parties. In early October 2019, the Court orally lifted the stay in federal district court. Thereafter, on November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued patents relate to certain instruments used in our RESPONSE spine systems. Additionally, we have denied these most recent claims and responded with counterclaims seeking declaratory relief that the subject patents are both invalid and not infringed. Moreover, on November 20, 2019, the Court issued its Scheduling Order, which in part, set a trial date for April 12, 2021. Subsequently, the parties attended a second court-ordered mediation on February 25, 2020, which did not resolve the dispute.

Throughout 2021, we have continued settlement negotiations regarding this matter and anticipate that it will be settled in the near term. Because the Company considers a potential settlement to be probable, it previously accrued for the related expense during the fourth quarter of 2020. No material modifications were made to the accrual during the quarter ended March 31, 2021. While the Company considers it probable, no assurance can be given that a final settlement will be reached and, were negotiations to cease, we would vigorously defend the claims asserted against us.

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

Barry - Alleged Patent Infringement

On December 30, 2020, Dr. Mark Barry filed suit against us in the United States District Court for the District of Delaware (Barry v. OrthoPediatrics Corp. et al., Case No. 1:20-cv-01786) seeking unspecified damages for alleged infringement of U.S. Patent Nos. 7,670,358; 8,361,121; 9,339,301; 9,668,787; and 9,668,788, which relate to systems and methods concerning derotation of spinal bodies to correct spinal deformities. On March 19, 2021, the parties reached a final settlement, which included the Company entering into a license agreement with Dr. Barry. The license agreement was recorded by the Company in the amount of $2.9 million, which will be amortized over a period of up to 8 years based upon the number of cases utilizing the related spinal deformity system in a given period. The balance of the amount otherwise paid to Dr. Barry had been previously accrued for during the fourth quarter of 2020 in anticipation of this final settlement.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2021. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

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

ORTHOPEDIATRICS CORP.
May 6, 2021	By:	/s/ Mark C. Throdahl
Mark C. Throdahl Chief Executive Officer

May 6, 2021	By:	/s/ David R. Bailey
David R. Bailey President

May 6, 2021	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer