Form 10-Q
period 2021-06-30
ORTHOPEDIATRICS CORP
filed 2021-08-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 19,672,616 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,565	$28,758
Restricted cash	1,371	1,374
Short term investments	55,288	55,141
Accounts receivable - trade, less allowance for doubtful accounts of $372 and $433, respectively	19,222	17,212
Inventories, net	56,376	52,989
Notes receivable	95	337
Prepaid expenses and other current assets	2,471	2,618
Total current assets	145,388	158,429
Property and equipment, net	28,242	27,227
Other assets:
Amortizable intangible assets, net	50,552	50,284
Goodwill	69,656	70,511
Other intangible assets	13,817	13,961
Total other assets	134,025	134,756

Total assets	$307,655	$320,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$10,142	$10,038
Accrued compensation and benefits	5,651	4,540
Accrued legal settlements	—	6,342
Current portion of long-term debt with affiliate	134	131
Current portion of acquisition installment payable	12,683	12,233
Other current liabilities	1,719	1,744
Total current liabilities	30,329	35,028
Long-term liabilities:
Long-term debt with affiliate, net of current portion	977	1,044
Acquisition installment payable, net of current portion	13,546	12,784
Contingent consideration	35,850	30,710
Deferred income taxes	5,060	5,755
Other long-term liabilities	292	323
Total long-term liabilities	55,725	50,616

Total liabilities	86,054	85,644

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,670,044 shares and 19,560,291 shares issued as of June 30, 2021 (unaudited) and December 31, 2020, respectively	5	5
Additional paid-in capital	391,415	388,622
Accumulated deficit	(175,901)	(161,766)
Accumulated other comprehensive income	6,082	7,907
Total stockholders' equity	221,601	234,768
Total liabilities and stockholders' equity	$307,655	$320,412

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$26,695	$13,593	$48,157	$29,949
Cost of revenue	6,252	3,532	11,389	7,675
Gross profit	20,443	10,061	36,768	22,274
Operating expenses:
Sales and marketing	10,876	5,620	19,825	13,184
General and administrative	11,088	10,577	23,129	18,458
Research and development	1,325	881	2,633	2,146
Total operating expenses	23,289	17,078	45,587	33,788
Operating loss	(2,846)	(7,017)	(8,819)	(11,514)
Other expenses:
Interest expense, net	581	1,399	1,309	1,778
Fair value adjustment of contingent consideration	990	910	5,140	910
Other (income) expense	(375)	121	(535)	190
Total other expenses	1,196	2,430	5,914	2,878
Loss before income taxes	$(4,042)	$(9,447)	$(14,733)	$(14,392)
Provision for income taxes (benefit)	(286)	—	(598)	—
Net loss	$(3,756)	$(9,447)	$(14,135)	$(14,392)
Weighted average common stock - basic and diluted	19,275,779	17,549,118	19,263,506	16,986,485
Net loss per share - basic and diluted	$(0.19)	$(0.54)	$(0.73)	$(0.85)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,756)	$(9,447)	$(14,135)	$(14,392)
Other comprehensive loss:
Foreign currency translation adjustment	1,867	1,522	(1,631)	164
Unrealized loss on short-term investments	(70)	—	(194)	—
Other comprehensive loss	1,797	1,522	(1,825)	164
Comprehensive loss	$(1,959)	$(7,925)	$(15,960)	$(14,228)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive income	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145
Net loss	—	—	—	(3,756)	—	(3,756)
Other comprehensive loss	—	—	—	—	1,797	1,797
Restricted stock	10,632	—	1,415	—	—	1,415
Balance at June 30, 2021	19,670,044	$5	$391,415	$(175,901)	$6,082	$221,601

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	—	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—	—	958	—	—	958
Consideration for Telos acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267
Net loss	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive loss	—	—	—	—	—	—	1,522	1,522
Stock option exercise	19,162	—	—	—	593	—	—	593
Restricted stock	52,032	—	—	—	2,495	—	—	2,495
Consideration for ApiFix acquisition and Band-Lok intellectual property purchase	989,154	—	—	—	37,638	—	—	37,638
Issuance of common stock, net of issuance cost	1,595,986	1	4,014	187	70,206			70,394
Balance at June 30, 2020	19,544,008	$5	—	$—	$385,510	$(143,214)	$161	$242,462

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(14,135)	$(14,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,147	3,285
Stock-based compensation	2,731	3,453
Fair value adjustment of contingent consideration	5,140	910
Acquisition installment payable	1,212	886
Deferred income taxes	(602)	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	(1,781)	1,609
Inventories	(3,297)	(9,599)
Prepaid expenses and other current assets	106	66
Accounts payable - trade	191	(746)
Accrued legal settlements	(6,342)	—
Accrued expenses and other liabilities	1,080	(129)
Other	(341)	(50)
Net cash used in operating activities	(10,891)	(14,707)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	—	(1,670)
Acquisition of ApiFix, net of cash acquired	—	(1,723)
Acquisition of Band-Lok intangible assets	—	(796)
Purchases of licenses	(2,858)	—
Purchases of property and equipment	(4,474)	(5,160)
Net cash used in investing activities	(7,332)	(9,349)

FINANCING ACTIVITIES
Payments on debt with affiliate	—	(5,000)
Proceeds from issuance of common stock, net of issuance costs	—	70,207
Proceeds from exercise of stock options	62	1,281
Payments on mortgage notes	(64)	(61)
Net cash (used in) provided by financing activities	(2)	66,427

Effect of exchange rate changes on cash	29	17

NET (DECREASE) INCREASE IN CASH	(18,196)	42,388

Cash and restricted cash, beginning of year	$30,132	$72,027
Cash and restricted cash, end of period	$11,936	$114,415

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$29	$513
Transfer of instruments from property and equipment to inventory	$330	$229
Issuance of common shares to acquire Telos	$—	$1,568
Issuance of common shares to acquire ApiFix	$—	$35,176
Issuance of common shares to acquire Band-Lok intellectual property	$—	$2,644
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediguard, Pediatric Nailing Platform | Femur, Orthex®, QuickPack® and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

The global COVID-19 pandemic (“COVID-19” or the “pandemic”), together with the preventative and precautionary measures taken by governments, governmental agencies, communities, businesses and hospital administrators, has impacted, and may continue to impact significant aspects of our business, including demand for our products, supply chain and distribution systems, our operations generally, and the timing for bringing new products to market. We also expect medical procedure rates to continue to vary by type and country, and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, the willingness of patients to schedule elective procedures, travel and quarantine restrictions, vaccine immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S. and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as vaccination rates have slowed and the spread of new variants has accelerated. While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is unknown, as we cannot predict with confidence the ultimate duration or further severity of the pandemic.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2021. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $175,901 and $161,766 as of June 30, 2021 and December 31, 2020, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at June 30, 2021 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Restricted Cash

In conjunction with the sale of the assets relating to Vilex's adult product offering to a wholly-owned subsidiary of Squadron in 2019, $1,250 was placed into a separate escrow account to cover certain indemnification obligations. This cash is reported as restricted cash on the June 30, 2021 and December 31, 2020 condensed consolidated balance sheets. These funds will remain restricted until such time as the software ownership dispute involving IMED Surgical, LLC is resolved (see “Legal Proceedings” under Note 13 – Commitments and Contingencies for additional information). The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Acquisition installment payables, which are fixed future payments, are recorded at their net present value, and contingent consideration is recorded at fair value as determined by management with the assistance of an independent valuation specialist at the original issuance date and is marked to fair value on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable is recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration on the condensed consolidated statement of operations. The amount of expense recorded in interest expense, net for the three and six months ended June 30, 2021 were $569 and $1,212, respectively, and $886 for each of the three and six months ended June 30, 2020. The fair value adjustments of contingent consideration for the three and six months ended June 30, 2021 were $990 and $5,140, respectively, and $910 for each of the three and six months ended June 30, 2020.

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

“Emerging Growth Company” and "Smaller Reporting Company" Reporting Requirements

We qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. We will be able to take advantage of these reduced requirements until December 31, 2022, the date on which we will no longer qualify as an emerging growth company.

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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04 "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)". This ASU is intended to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATION

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $344 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), approximately $30,000 in anniversary payments, and approximately $41,741 in a system sales payment. The total consideration transferred of $87,379, as calculated after discounting future payments to present value, is final. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System"). The following table reconciles the total consideration transferred after discounting the future payments:

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
	$40,790

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the second anniversary payment of $13,000 during the second half of 2021. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any.

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

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	December 31, 2020	June 30, 2021
Anniversary Payments:
Second Year Payment	$10,980	$12,233	$12,683
Third Year Payment	5,780	6,335	6,705
Fourth Year Payment	5,860	6,449	6,841
Total acquisition installment payable	22,620	25,017	26,229
Less: current portion of acquisition installment payable	10,980	12,233	12,683
Acquisition installment payable, net of current portion	11,640	12,784	13,546
System sales payment	27,190	30,710	35,850
ApiFix future consideration, net of current portion	$38,830	$43,494	$49,396

Pre-acquisition revenues and earnings for ApiFix were not material to the condensed consolidated operations.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

Total
Goodwill at January 1, 2021	$70,511
Foreign currency translation impact	(855)
Goodwill at June 30, 2021	$69,656

Intangible Assets

As of June 30, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.2 years	$42,837	$(4,043)	$38,794
Intellectual Property	9.9 years	8,981	(1,070)	7,911
License Agreements	5.9 years	5,623	(1,776)	3,847
Total amortizable assets		$57,441	$(6,889)	$50,552

As of December 31, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.7 years	$43,363	$(2,650)	$40,713
Intellectual Property	10.3 years	8,990	(744)	8,246
License Agreements	2.7 years	2,765	(1,440)	1,325
Total amortizable assets		$55,118	$(4,834)	$50,284

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

Trademarks are non-amortizing intangible assets which were $13,817 and $13,961 as of June 30, 2021 and December 31, 2020, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. Trademarks are recorded in Other Intangible assets on the condensed consolidated balance sheets.

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$2,007	$—	$—	$2,007
Short term investments
Exchange Trade Mutual Funds	$35,326	$—	$—	$35,326
Corporate Bonds	$10,448	$—	$—	$10,448
Treasury Bonds	$4,991	$—	$—	$4,991
Other	$4,523	$—	$—	$4,523
Financial Liabilities
Contingent Consideration	$—	$—	$35,850	$35,850

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$15,002	$—	$—	$15,002
Short term investments
Exchange Trade Mutual Funds	$35,208	$—	$—	$35,208
Corporate Bonds	$9,616	$—	$—	$9,616
Treasury Bonds	$6,520	$—	$—	$6,520
Other	$3,797	$—	$—	$3,797
Financial Liabilities
Contingent Consideration	$—	$—	$30,710	$30,710

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's Level 3 instruments consist of contingent consideration. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustments in the fair value of the contingent consideration payments of $990 and $5,140 were recognized as expense for the three and six month periods ended June 30, 2021, respectively, in other expenses on the condensed consolidated statements of operations. Additionally, $569 and $1,212 was recognized as interest expense for the three and six month periods ended June 30, 2021, respectively, on the condensed consolidated statements of operations for the accretion of the acquisition installment payable.

The following table summarizes the change in fair value of Level 3 instruments in 2021:

Total
Balance at January 1, 2021	$30,710
Change in fair value of contingent consideration	5,140
Balance at June 30, 2021	$35,850

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	25.5%	25.8%
Volatility factor	53.3%	51.8%
Expected years	2.9 years	3.5 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of June 30, 2021; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
Mortgage payable to affiliate	$1,111	$1,175
Less: current maturities	134	131
Long-term debt with affiliate, net of current maturities	$977	$1,044

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

The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears and is recorded in interest, net. For the three and six months ended June 30, 2021 the unused commitment fee paid to Squadron was $32 and $63, respectively.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2020, the mortgage balance was $1,175 of which current principal due of $131 was included in the current portion of long-term debt. At June 30, 2021 the mortgage balance was $1,111 of which current principal of $134 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $14 and $513 for the three months ended June 30, 2021 and 2020, respectively, and $29 and $892 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2021, the income tax benefit was $598 compared to $0 for the six months ended June 30, 2020. Our effective income tax rate was 4.0% and 0% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate increased compared to the prior year primarily due to the acquisition of ApiFix in 2020 and the deferred tax liability recorded in the purchase accounting. The deferred tax liability was set up as a result of the amortizing intangible assets recorded in the purchase accounting which generate nondeductible book amortization.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or six months ended June 30, 2021.

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

The deferred tax assets were fully offset by a valuation allowance at June 30, 2021 and December 31, 2020, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The company has recorded a tax benefit during the period ended June 30, 2021 for losses generated in the foreign jurisdiction. As of December 31, 2020, we had available federal, state and foreign tax loss carryforwards of $98,918, $68,901 and $16,905, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2021	12,802	$30.97	1.6
Exercised	(2,010)	30.97
Outstanding at June 30, 2021	10,792	$30.97	1.4

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2021 and December 31, 2020, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six months ended June 30, 2021 and 2020, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2021	436,730	1.1
Granted	110,137
Forfeited	(2,394)
Vested	(162,816)
Outstanding at June 30, 2021	381,657	1.6
Restricted stock exercisable at June 30, 2021	—

At June 30, 2021, there was $9,974 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.6 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,415 and $2,495 for the three months ended June 30, 2021 and 2020, respectively, and $2,731 and $3,453 for the six months ended June 30, 2021 and 2020, respectively. The decrease in the stock compensation expense for the three and six months ended June 30, 2021 was due primarily to one-time grants related to management transition plans that did not repeat in the current year.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(3,756)	$(9,447)	$(14,135)	$(14,392)

Weighted average number of shares - basic and diluted	19,275,779	17,549,118	19,263,506	16,986,485
Net loss per share - basic and diluted	$(0.19)	$(0.54)	$(0.73)	$(0.85)

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

	Six Months Ended June 30,
	2021	2020
Restricted stock	381,657	437,347
Stock options	10,792	29,258
Warrants	—	404
Total shares	392,449	467,009

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and six months ended June 30, 2021 or 2020. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2021 and December 31, 2020.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2021	2020	2021	2020
U.S.	$21,737	$12,146	$38,576	$25,530
International	4,958	1,447	9,581	4,419
Total	$26,695	$13,593	$48,157	$29,949

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2021	2020	2021	2020
Trauma and deformity	$17,933	$9,220	$32,485	$21,430
Scoliosis	7,657	3,836	13,608	7,547
Sports medicine/other	1,105	537	2,064	972
Total	$26,695	$13,593	$48,157	$29,949

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and six months ended June 30, 2021 and 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $197 and $934 for the three months ended June 30, 2021 and 2020, respectively and $269 and $2,135 for the six months ended June 30, 2021 and 2020, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $68 and $336, respectively, for the three months ended June 30, 2021, and $155 and $525, respectively, for the six months ended June 30, 2021, respectively. We had sales and payments related to inventory purchases to Vilex, LLC of $138 and $899, respectively, for the three months ended June 30, 2020, and $524 and $1,539, respectively, for the six months ended June 30, 2020.

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

As of June 30, 2021, the Company has recorded a lease liability of $292 and corresponding right-of-use-asset of $295 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued K2M patents relate to certain instruments used in our RESPONSE spine systems, and we denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On June 29, 2021, the parties settled the matter, and subsequently filed a Joint Stipulation of Dismissal With Prejudice concerning all claims and counterclaims, which the Court subsequently granted and ordered. The Company previously accrued for the related expense during the fourth quarter of 2020. No material modifications were made to the accrual during the three or six months ended June 30, 2021, and the payment made during the second quarter satisfies all liabilities associated with this matter.

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

Royalties

As of June 30, 2021, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2021, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2021, which section is incorporated herein by reference.

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

We sell implants and instruments to our customers for use by pediatric orthopedic surgeons to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and multiple international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. In the international markets where we sell to stocking distributors, we transfer control of our products to the distributor when title passes upon shipment.

We currently market 36 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 40 independent sales agencies employing more than 182 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 45 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Impact of COVID-19 on our Business

The global COVID-19 pandemic (“COVID-19” or the “pandemic”), together with the preventative and precautionary measures taken by governments, governmental agencies, communities, businesses and hospital administrators, has impacted, and may continue to impact significant aspects of our business, including demand for our products, supply chain and distribution systems, our operations generally, and the timing for bringing new products to market. We also expect medical procedure rates to continue to vary by type and country, and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, the willingness of patients to schedule elective procedures, travel and quarantine restrictions, vaccine immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S. and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as vaccination rates have slowed and the spread of new variants has accelerated. While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is unknown, as we cannot predict with confidence the ultimate duration or further severity of the pandemic. We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2021 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

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

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the quarter. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, may result in higher costs and delays.

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

Emerging Growth Company and Smaller Reporting Company Status

We will qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) until December 31, 2022. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. We also qualify as a "smaller reporting company," as such term is defined in Rule 12b-2 under the Exchange Act. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company. The JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase (Decrease)%		2021	2020	Increase (Decrease)%
Net revenue	$26,695	$13,593	$13,102	96%	$48,157	$29,949	$18,208	61%
Cost of revenue	6,252	3,532	2,720	77%	11,389	7,675	3,714	48%
Sales and marketing expenses	10,876	5,620	5,256	94%	19,825	13,184	6,641	50%
General and administrative expenses	11,088	10,577	511	5%	23,129	18,458	4,671	25%
Research and development expenses	1,325	881	444	50%	2,633	2,146	487	23%
Other expenses	1,196	2,430	(1,234)	(51)%	5,914	2,878	3,036	105%
Provision for income taxes (benefit)	(286)	—	(286)	100%	(598)	—	(598)	100%
Net loss	$(3,756)	$(9,447)	$(5,691)	(60)%	$(14,135)	$(14,392)	$(257)	(2)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2021	2020	2021	2020
U.S.	$21,737	$12,146	$38,576	$25,530
International	4,958	1,447	9,581	4,419
Total	$26,695	$13,593	$48,157	$29,949

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2021	2020	2021	2020
Trauma and deformity	$17,933	$9,220	$32,485	$21,430
Scoliosis	7,657	3,836	13,608	7,547
Sports medicine/other	1,105	537	2,064	972
Total	$26,695	$13,593	$48,157	$29,949

Net revenue increased $13.1 million, or 96%, from $13.6 million for the three months ended June 30, 2020 to $26.7 million for the three months ended June 30, 2021 and increased $18.2 million, or 61%, from $29.9 million for the six months ended June 30, 2020 to $48.2 million for the six months ended June 30, 2021. The increase during the three and six months ended June 30, 2021 reflects the continued

return to normalization in both the U.S. and international markets which, during the three months ended June 30, 2020, experienced the most significant impacts from the COVID-19 pandemic. Additionally, we continue to see the benefit of converting Germany, Austria, and Switzerland to a direct agency sales model.

Trauma and deformity sales increased $8.7 million, or 95%, during the three months ended June 30, 2021, and increased $11.1 million, or 52%, during the six months ended June 30, 2021, in each case, primarily driven by strong trauma and deformity growth across numerous product lines, specifically our PNP Femur, Cannulated Screws and Orthex systems. Scoliosis sales increased $3.8 million, or 100%, during the three months ended June 30, 2021, and increased $6.1 million, or 80%, during the six months ended June 30, 2021, in each case, primarily driven by increased sales of our RESPONSE 5.5/6.0 system and FIREFLY® Pedicle Screw Navigation Guides, and additional sales contributed from the ApiFix acquisition. Sports medicine / other increased $0.6 million, or 106%, during the three months ended June 30, 2021, and increased $1.1 million, or 112%, during the six months ended June 30, 2021, in each case, primarily driven by the additional sales contributed from Telos. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.7 million, or 77%, from $3.5 million for the three months ended June 30, 2020 to $6.3 million for the three months ended June 30, 2021. Cost of revenue increased $3.7 million, or 48%, from $7.7 million for the six months ended June 30, 2020 to $11.4 million for the six months ended June 30, 2021. The increases were due primarily to increased sales volume in both the U.S. and international markets. Gross margin was 74% for the three months ended June 30, 2020 and 77% for the three months ended June 30, 2021. Gross margin was 74% for the six months ended June 30, 2020 and 76% for the six months ended June 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.3 million, or 94%, to $10.9 million for the three months ended June 30, 2021 from $5.6 million for the three months ended June 30, 2020. Sales and marketing expenses increased $6.6 million, or 50%, to $19.8 million for the six months ended June 30, 2021 from $13.2 million for the six months ended June 30, 2020. The changes in the three and six month periods ended June 30, 2021 were due primarily to increased sales commission expenses, driven by increased unit volumes sold.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 5%, from $10.6 million for the three months ended June 30, 2020 to $11.1 million for the three months ended June 30, 2021. General and administrative expenses increased $4.7 million, or 25%, from $18.5 million for the six months ended June 30, 2020 to $23.1 million for the six months ended June 30, 2021. The increases for the three and six month periods ended June 30, 2021 were due primarily to the additional expenses associated with the ApiFix and Telos acquisitions, the addition of personnel and resources to support the continued expansion of our business and an increase in legal and other professional service expense associated with litigation.

Depreciation and amortization expenses increased $0.7 million, or 34%, from $1.9 million for the three months ended June 30, 2020 to $2.6 million for the three months ended June 30, 2021. Depreciation and amortization expenses increased $1.8 million, or 54%, from $3.3 million for the six months ended June 30, 2020 to $5.1 million for the six months ended June 30, 2021. The increases for the three and six month periods ended June 30, 2021 were primarily due to the amortization of intangible assets acquired through the Vilex, Telos and ApiFix acquisitions and the purchase of the Band-Lok intellectual property.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 50%, from $0.9 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2021. Research and development expenses increased $0.5 million, or 23%, from $2.1 million for the six months ended June 30, 2020 to $2.6 million for the six months ended June 30, 2021. The increases for the three and six month periods ended June 30, 2021 were primarily due to incremental product development including the addition of personnel and the growth of our business.

Total Other Expenses

Other expenses were $1.2 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $5.9 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in other expense for the three months ended June 30, 2021 was primarily due to the decrease in interest expense after repaying all outstanding debt with Squadron. The increase in other expense for the six months ended June 30, 2021 is primarily due to the accretion of interest expense attributable to the acquisition installment payable and the fair value adjustments of contingent consideration related to the ApiFix acquisition. The aggregate of accreted interest expense and fair value adjustments for the three and six months ended June 30, 2021 were $1.6 million and $6.4 million, respectively, and for both the three and six months ended June 30, 2020, was $1.8 million.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $10.9 million and $14.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $175.9 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2021, we had cash and cash equivalents, restricted cash and short term investments of $67.2 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(10,891)	$(14,707)
Net cash used in investing activities	(7,332)	(9,349)
Net cash provided by (used in) financing activities	(2)	66,427
Effect of exchange rate changes on cash	29	17
Net (decrease) increase in cash	$(18,196)	$42,388

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $10.9 million and $14.7 million for the six months ended June 30, 2021 and 2020, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $10.4 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the primary driver of working capital cash usage was the increase in accounts receivable of $1.8 million due to increased sales during the period, the increase in inventory of $3.3 million to support future sales growth, and legal settlements of $6.3 million. This cash usage was offset primarily by other accrued expenses which was a source of cash of $1.1 million.

Cash Used in Investing Activities

Net cash used in investing activities was $7.3 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021 consisted of the purchase of a license agreement as a result of the Dr. Barry legal settlement and purchases of instrument sets of $4.5 million. Net cash used in investing activities for the six months ended June 30, 2020 consisted of $1.7 million for the acquisition of Telos, net of cash received, the acquisition of ApiFix for $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual propoerty of $0.8 million and $5.2 million for purchases of instrument sets.

Cash Provided By Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was immaterial to the results of our operations. Net cash provided by financing activities for the six months ended June 30, 2020 was $66.4 million, consisting primarily of the proceeds from the issuance of common stock of $70.2 million and $1.3 million from the exercise of stock options and offset by the payment of $5.0 million of the revolving credit facility with Squadron.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.1 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively.

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

A discussion of those legal proceedings is contained in Note 13 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference.

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

2.1w
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

10.5*	+	OrthoPediatrics Corp. Non-Employee Director Compensation Policy
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

w The schedules to the Share Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the Purchase Agreement to the SEC upon request.

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

August 5, 2021	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

August 5, 2021	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer