Form 10-Q
period 2021-09-30
ORTHOPEDIATRICS CORP
filed 2021-11-04
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 19,678,380 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,334	$28,758
Restricted cash	1,368	1,374
Short term investments	51,349	55,141
Accounts receivable - trade, less allowance for doubtful accounts of $373 and $433, respectively	18,146	17,212
Inventories, net	55,458	52,989
Notes receivable	59	337
Prepaid expenses and other current assets	2,745	2,618
Total current assets	135,459	158,429
Property and equipment, net	28,783	27,227
Other assets:
Amortizable intangible assets, net	54,904	50,284
Goodwill	70,490	70,511
Other intangible assets	13,957	13,961
Total other assets	139,351	134,756

Total assets	$303,593	$320,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$8,972	$10,038
Accrued compensation and benefits	4,655	4,540
Accrued legal settlements	—	6,342
Current portion of long-term debt with affiliate	136	131
Current portion of acquisition installment payable	12,791	12,233
Other current liabilities	1,464	1,744
Total current liabilities	28,018	35,028
Long-term liabilities:
Long-term debt with affiliate, net of current portion	942	1,044
Acquisition installment payable, net of current portion	13,927	12,784
Contingent consideration	34,420	30,710
Deferred income taxes	4,848	5,755
Other long-term liabilities	320	323
Total long-term liabilities	54,457	50,616

Total liabilities	82,475	85,644

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,672,162 shares and 19,560,291 shares issued as of September 30, 2021 (unaudited) and December 31, 2020, respectively	5	5
Additional paid-in capital	392,929	388,622
Accumulated deficit	(178,098)	(161,766)
Accumulated other comprehensive income	6,282	7,907
Total stockholders' equity	221,118	234,768
Total liabilities and stockholders' equity	$303,593	$320,412

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$25,079	$22,205	$73,236	$52,154
Cost of revenue	6,525	4,566	17,914	12,241
Gross profit	18,554	17,639	55,322	39,913
Operating expenses:
Sales and marketing	9,862	9,237	29,687	22,421
General and administrative	11,034	9,823	34,163	28,281
Research and development	1,302	1,077	3,935	3,223
Total operating expenses	22,198	20,137	67,785	53,925
Operating loss	(3,644)	(2,498)	(12,463)	(14,012)
Other expenses:
Interest expense, net	542	1,010	1,851	2,788
Fair value adjustment of contingent consideration	(1,430)	909	3,710	1,819
Other (income) expense	(267)	122	(802)	312
Total other expenses	(1,155)	2,041	4,759	4,919
Loss before income taxes	$(2,489)	$(4,539)	$(17,222)	$(18,931)
Provision for income taxes (benefit)	(292)	—	(890)	—
Net loss	$(2,197)	$(4,539)	$(16,332)	$(18,931)
Weighted average common stock - basic and diluted	19,291,374	19,112,797	19,256,128	17,700,429
Net loss per share - basic and diluted	$(0.11)	$(0.24)	$(0.85)	$(1.07)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,197)	$(4,539)	$(16,332)	$(18,931)
Other comprehensive loss:
Foreign currency translation adjustment	288	(94)	(1,343)	70
Unrealized loss on short-term investments	(88)	—	(282)	—
Other comprehensive loss	200	(94)	(1,625)	70
Comprehensive loss	$(1,997)	$(4,633)	$(17,957)	$(18,861)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive income	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145
Net loss	—	—	—	(3,756)	—	(3,756)
Other comprehensive loss	—	—	—	—	1,797	1,797
Restricted stock	10,632	—	1,415	—	—	1,415
Balance at June 30, 2021	19,670,044	$5	$391,415	$(175,901)	$6,082	$221,601
Net Loss	—	—	—	(2,197)	—	(2,197)
Other comprehensive loss	—	—	—	—	200	200
Stock option exercise	2,412	—	75	—	—	75
Restricted stock	(294)	—	1,439	—	—	1,439
Balance at September 30, 2021	19,672,162	$5	$392,929	$(178,098)	$6,282	$221,118

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2020
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	16,723,128	$4	—	—	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	—	—	(4,945)	—	(4,945)
Other comprehensive income	—	—	—	—	—	—	(1,358)	(1,358)
Stock option exercise	22,208	—	—	—	688	—	—	688
Restricted stock	105,710	—	—	—	958	—	—	958
Consideration for Telos acquisition	36,628	—	—	—	1,750	—	—	1,750
Repurchase of common stock	—	—	(4,014)	(187)	—	—	—	(187)
Balance at March 31, 2020	16,887,674	$4	(4,014)	$(187)	$274,578	$(133,767)	$(1,361)	$139,267
Net loss	—	—	—	—	—	(9,447)	—	(9,447)
Other comprehensive loss	—	—	—	—	—	—	1,522	1,522
Stock option exercise	19,162	—	—	—	593	—	—	593
Restricted stock	52,032	—	—	—	2,495	—	—	2,495
Consideration for ApiFix acquisition and Band-Lok intellectual property purchase	989,154	—	—	—	37,638	—	—	37,638
Issuance of common stock, net of issuance cost	1,595,986	1	4,014	187	70,206	—	—	70,394
Balance at June 30, 2020	19,544,008	$5	—	$—	$385,510	$(143,214)	$161	$242,462
Net loss	—	—	—	—	—	(4,539)	—	(4,539)
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Stock option exercise	11,230	—	—	—	348	—	—	348
Restricted stock	(617)	—	—	—	1,259	—	—	1,259
Balance at September 30, 2020	19,554.621	$5	—	$—	$387,117	$(147,753)	$67	$239,436

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(16,332)	$(18,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,870	5,696
Stock-based compensation	4,170	4,712
Fair value adjustment of contingent consideration	3,710	1,819
Acquisition installment payable	1,701	1,702
Deferred income taxes	(890)	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	(716)	(389)
Inventories	(3,244)	(12,340)
Prepaid expenses and other current assets	(138)	(215)
Accounts payable - trade	(956)	155
Accrued legal settlements	(6,342)	—
Accrued expenses and other liabilities	(168)	(558)
Other	(493)	(24)
Net cash used in operating activities	(11,828)	(18,373)

INVESTING ACTIVITIES
Acquisition of Telos, net of cash acquired	—	(1,670)
Acquisition of ApiFix, net of cash acquired	—	(1,723)
Acquisition of Band-Lok intangible assets	—	(796)
Sale of short-term marketable securities	4,000	—
Purchases of licenses	(7,908)	—
Purchases of property and equipment	(6,468)	(6,448)
Net cash used in investing activities	(10,376)	(10,637)

FINANCING ACTIVITIES
Payments on debt with affiliate	—	(25,000)
Proceeds from issuance of common stock, net of issuance costs	—	70,207
Proceeds from exercise of stock options	137	1,629
Payments on mortgage notes	(97)	(88)
Net cash (used in) provided by financing activities	40	46,748

Effect of exchange rate changes on cash	(266)	(24)

NET (DECREASE) INCREASE IN CASH	(22,430)	17,714

Cash and restricted cash, beginning of year	$30,132	$72,027
Cash and restricted cash, end of period	$7,702	$89,741

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$43	$1,218
Transfer of instruments from property and equipment to inventory	$80	$645
Issuance of common shares to acquire Telos	$—	$1,568
Issuance of common shares to acquire ApiFix	$—	$35,176
Issuance of common shares to acquire Band-Lok intellectual property	$—	$2,644
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

The global COVID-19 pandemic (“COVID-19” or the “pandemic”), together with the preventative and precautionary measures taken by governments, governmental agencies, communities, businesses and hospital administrators, has impacted, and may continue to impact significant aspects of our business, including demand for our products, supply chain and distribution systems, our operations generally, and the timing for bringing new products to market. We also expect medical procedure rates to continue to vary by type and country, and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, the willingness of patients to schedule elective procedures, travel and quarantine restrictions, vaccine immunization rates, and new COVID-19 variants. While we have seen the positive impact that higher vaccination rates have had on curbing the spread of the virus in the U.S. and certain other countries, the global COVID-19 outlook remains uncertain as vaccination rates have slowed and the spread of new variants has accelerated. While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is unknown, as we cannot predict with confidence the ultimate duration or further severity of the pandemic.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2021. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $178,098 and $161,766 as of September 30, 2021 and December 31, 2020, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at September 30, 2021 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Restricted Cash

In conjunction with the sale of the assets relating to Vilex's adult product offering to a wholly-owned subsidiary of Squadron in 2019, $1,250 was placed into a separate escrow account to cover certain indemnification obligations. This cash is reported as restricted cash on the September 30, 2021 and December 31, 2020 condensed consolidated balance sheets. These funds will remain restricted until such time as the software ownership dispute involving IMED Surgical, LLC is resolved (see “Legal Proceedings” under Note 13 – Commitments and Contingencies for additional information). The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Acquisition installment payables, which are fixed future payments, are recorded at their net present value, and contingent consideration is recorded at fair value as determined by management with the assistance of an independent valuation specialist at the original issuance date and is marked to fair value on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable is recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration on the condensed consolidated statement of operations. The amount of expense related to acquisition installment payables recorded in interest expense, net for the three and nine months ended September 30, 2021 were $489 and $1,701, respectively, and $816 and $1,702 for the three and nine months ended September 30, 2020, respectively. The fair value adjustments of contingent consideration for the three and nine months ended September 30, 2021 were income of $1,430 and expense of $3,710, respectively, and expense of $909 and $1,819 for the three and nine months ended September 30, 2020, respectively.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08 "Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is currently evaluating the impact of adopting ASU 2021-08 on its consolidated financial statements.

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
	$40,790

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the second anniversary payment of $13,000 between January 1 and April 1, 2022. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any.

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

Presented below is a summary of the present value of the anniversary payments and system sales payment related to the ApiFix acquisition:

	April 1, 2020	December 31, 2020	September 30, 2021
Anniversary Payments:
Second Year Payment	$10,980	$12,233	$12,791
Third Year Payment	5,780	6,335	6,890
Fourth Year Payment	5,860	6,449	7,037
Total acquisition installment payable	22,620	25,017	26,718
Less: current portion of acquisition installment payable	10,980	12,233	12,791
Acquisition installment payable, net of current portion	11,640	12,784	13,927
System sales payment	27,190	30,710	34,420
ApiFix future consideration, net of current portion	$38,830	$43,494	$48,347

Pre-acquisition revenues and earnings for ApiFix were not material to the condensed consolidated operations.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

Total
Goodwill at January 1, 2021	$70,511
Foreign currency translation impact	(21)
Goodwill at September 30, 2021	$70,490

Intangible Assets

As of September 30, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.0 years	$43,349	$(4,807)	$38,542
Intellectual Property	9.6 years	8,990	(1,232)	7,758
License Agreements	5.9 years	10,674	(2,070)	8,604
Total amortizable assets		$63,013	$(8,109)	$54,904

As of December 31, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.7 years	$43,363	$(2,650)	$40,713
Intellectual Property	10.3 years	8,990	(744)	8,246
License Agreements	2.7 years	2,765	(1,440)	1,325
Total amortizable assets		$55,118	$(4,834)	$50,284

On September 3, 2021, we entered into a five-year license agreement, resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. We paid $750 which will be amortized over the initial three years of the agreement.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology in children's hospitals across the United States. We paid $4,300 for the amended agreement and the amount will be amortized over the life of the agreement.

On March 19, 2021, we recorded a license agreement in the amount of $2,858 in settlement of the Barry legal matter. Amortization is recorded based on the cases completed in the given period.

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

Trademarks are non-amortizing intangible assets which were $13,957 and $13,961 as of September 30, 2021 and December 31, 2020, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. Trademarks are recorded in Other Intangible assets on the condensed consolidated balance sheets.

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Exchange Trade Mutual Funds	$35,358	$—	$—	$35,358
Corporate Bonds	$8,209	$—	$—	$8,209
Treasury Bonds	$4,206	$—	$—	$4,206
Other	$3,575	$—	$—	$3,575
Financial Liabilities
Contingent Consideration	$—	$—	$34,420	$34,420

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$15,002	$—	$—	$15,002
Short term investments
Exchange Trade Mutual Funds	$35,208	$—	$—	$35,208
Corporate Bonds	$9,616	$—	$—	$9,616
Treasury Bonds	$6,520	$—	$—	$6,520
Other	$3,797	$—	$—	$3,797
Financial Liabilities
Contingent Consideration	$—	$—	$30,710	$30,710

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's Level 3 instruments consist of contingent consideration. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $1,430 and an expense adjustment of $3,710 for the three and nine month periods ended September 30, 2021, respectively, in other expenses on the condensed consolidated statements of operations. Additionally, $489 and $1,701 was recognized as interest expense for the three and nine month periods ended September 30, 2021, respectively, on the condensed consolidated statements of operations for the accretion of the acquisition installment payable.

The following table summarizes the change in fair value of Level 3 instruments in 2021:

Total
Balance at January 1, 2021	$30,710
Change in fair value of contingent consideration	3,710
Balance at September 30, 2021	$34,420

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	25.5%	25.8%
Volatility factor	51.0%	51.8%
Expected years	2.6 years	3.5 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of September 30, 2021; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Mortgage payable to affiliate	$1,078	$1,175
Less: current maturities	136	131
Long-term debt with affiliate, net of current maturities	$942	$1,044

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

The Company has agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears and is recorded in interest, net. For the three and nine months ended September 30, 2021 the unused commitment fee paid to Squadron was $32 and $95, respectively.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2020, the mortgage balance was $1,175 of which current principal due of $131 was included in the current portion of long-term debt. At September 30, 2021 the mortgage balance was $1,078 of which current principal of $136 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $14 and $109 for the three months ended September 30, 2021 and 2020, respectively, and $42 and $1,218 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2021, the income tax benefit was $890 compared to $0 for the nine months ended September 30, 2020. Our effective income tax rate was 5.2% and 0% for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate increased compared to the prior year primarily due to the acquisition of ApiFix in 2020 and the deferred tax liability recorded in the purchase accounting. The deferred tax liability was set up as a result of the amortizing intangible assets recorded in the purchase accounting which generate nondeductible book amortization.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or nine months ended September 30, 2021.

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

The deferred tax assets were fully offset by a valuation allowance at September 30, 2021 and December 31, 2020, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The company has recorded a tax benefit during the period ended September 30, 2021 for losses generated in the foreign jurisdiction. As of December 31, 2020, we had available federal, state and foreign tax loss carryforwards of $98,918, $68,901 and $16,905, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $16,200 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2021	12,802	$30.97	1.6
Exercised	(4,422)	30.97
Forfeited or expired	(1,742)	30.97
Outstanding at September 30, 2021	6,638	$30.97	1.6

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At September 30, 2021 and December 31, 2020, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2021	436,730	1.1
Granted	111,637
Forfeited	(4,188)
Vested	(168,264)
Outstanding at September 30, 2021	375,915	1.4
Restricted stock exercisable at September 30, 2021	—

At September 30, 2021, there was $8,694 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.4 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,440 and $1,259 for the three months ended September 30, 2021 and 2020, respectively, and $4,170 and $4,712 for the nine months ended September 30, 2021 and 2020, respectively. The increase in the stock compensation for the three months ended September 30, 2021 is primarily due to increase in plan participants as we continue to hire employees to support the continued expansion of our business. The decrease in the stock compensation expense for the nine months ended September 30, 2021 was due primarily to one-time grants related to management transition plans that did not repeat in the current year.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(2,197)	$(4,539)	$(16,332)	$(18,931)

Weighted average number of shares - basic and diluted	19,291,374	19,112,797	19,256,128	17,700,429
Net loss per share - basic and diluted	$(0.11)	$(0.24)	$(0.85)	$(1.07)

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

	Nine Months Ended September 30,
	2021	2020
Restricted stock	375,915	436,730
Stock options	6,638	13,472
Warrants	—	404
Total shares	382,553	450,606

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and nine months ended September 30, 2021 or 2020. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2021 and December 31, 2020.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2021	2020	2021	2020
U.S.	$19,354	$19,583	$57,930	$45,113
International	5,725	2,622	15,306	7,041
Total	$25,079	$22,205	$73,236	$52,154

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2021	2020	2021	2020
Trauma and deformity	$16,817	$14,969	$49,302	$36,399
Scoliosis	7,266	6,555	20,874	14,102
Sports medicine/other	996	681	3,060	1,653
Total	$25,079	$22,205	$73,236	$52,154

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and nine months ended September 30, 2021 and 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $173 and $154 for the three months ended September 30, 2021 and 2020, respectively and $441 and $2,290 for the nine months ended September 30, 2021 and 2020, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $45 and $150, respectively, for the three months ended September 30, 2021, and $200 and $675, respectively, for the nine months ended September 30, 2021, respectively. We had sales and payments related to inventory purchases to Vilex, LLC of $28 and $641, respectively, for the three months ended September 30, 2020, and $552 and $2,180, respectively, for the nine months ended September 30, 2020.

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

As of September 30, 2021, the Company has recorded a lease liability of $320 and corresponding right-of-use-asset of $324 on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued K2M patents relate to certain instruments used in our RESPONSE spine systems, and we denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On June 29, 2021, the parties settled the matter, and subsequently filed a Joint Stipulation of Dismissal With Prejudice concerning all claims and counterclaims, which the Court subsequently granted and ordered. The Company previously accrued for the related expense during the fourth quarter of 2020. No material modifications were made to the accrual during 2021, and the payment made during the second quarter 2021 satisfies all liabilities associated with this matter.

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, its wholly-owned subsidiary, Orthex, LLC (“Orthex”), the Company’s largest investor, Squadron Capital, LLC (“Squadron”), and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company (the “Plaintiff”), in Broward County, Florida Circuit Court. In the lawsuit, the Plaintiff claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (specifically, U.S. Patent No. 10,258,377 (titled “Point and click alignment method for orthopedic surgeons, and surgical and clinical accessories and devices,” issued on April 16, 2019) (hereinafter, the “’377 Patent”).

In June 2019, the Company purchased all the issued and outstanding units of membership interests in Orthex, and all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. (“Vilex”) for $60,000 in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as the Orthex Hexapod technology, a system of rings, struts, implants, hardware accessories, and the Point & Click Software used to treat congenital deformities and limb length discrepancies. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron, in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition. As part of the sale, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property, including the ‘377 Patent. According to the lawsuit, the other defendants, who are unrelated to the Company, assigned the ‘377 Patent to Orthex in violation of certain agreements with the Plaintiff.

The Plaintiff, among other things, requests that the defendants be ordered to convey and assign to Plaintiff all of their rights, title and interests in and to the ’377 Patent and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants.

On May 13, 2021, the Court ordered the lawsuit stayed pending arbitration. To the extent the Plaintiff desires to further pursue the matter, it must first do so through a separate arbitration proceeding. The Plaintiff has not yet initiated an arbitration proceeding. In connection with the stay order, the Court also ordered the Company, Orthex and Squadron to give notice to the Plaintiff before any attempt to dispose, assign, sell or otherwise encumber the ‘377 Patent. The Company, Orthex and Squadron have filed an appeal of this component of the order and are awaiting a ruling.

Although we believe the IMED lawsuit is without merit and will vigorously defend the claims asserted against us, if pursued by the Plaintiff, arbitration and litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

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

Wishbone Medical, Inc. – Patent Infringement Litigation

On October 30, 2020, OrthoPediatrics, along with its wholly-owned subsidiary, Orthex, LLC, filed a lawsuit in federal district court (N.D. Indiana, South Bend Division, Case No. 3:20-cv-00929) against Wishbone Medical, Inc. and Nick A. Deeter (collectively “Wishbone”), claiming infringement of ’377 Patent, unfair competition, false advertising, breach of contract, defamation per se, tortious interference with contractual relationships, and tortious interference with prospective contractual relationships. In early January 2021, OrthoPediatrics amended its lawsuit by adding a declaratory judgment claim of infringement of the ‘377 Patent against Wishbone.

Thereafter, in January 2021, Wishbone filed a motion to dismiss all OrthoPediatrics’ causes of action. In late August 2021, the Court denied Wishbone's motion to dismiss with respect to OrthoPediatrics’ infringement and breach of contract claims and dismissed OrthoPediatrics remaining causes of action. In late September 2021, Wishbone filed its answer and counterclaims, in part, seeking declaratory judgment of non-infringement and invalidity of the ‘377 Patent, and alleging OrthoPediatrics patent infringement claim(s) against Wishbone was made in bad faith. In mid-October 2021, OrthoPediatrics filed its answer to Wishbone’s counterclaims, denying all of them. Although we believe Wishbone’s counterclaims are without merit and will vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have an adverse effect on our business, operating results and financial condition.

Royalties

As of September 30, 2021, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2021, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

Purchase Obligations

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform, the Company has agreed to a minimum purchase commitment for the first twelve months of that agreement. As of September 30, 2021, the remaining purchase commitment under the agreement was $3,800.

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

We currently market 37 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 38 independent sales agencies employing more than 185 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 226,000 children. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance and Nominating Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Impact of COVID-19 on our Business

The global COVID-19 pandemic (“COVID-19” or the “pandemic”), together with the preventative and precautionary measures taken by governments, governmental agencies, communities, businesses and hospital administrators, has impacted, and may continue to impact significant aspects of our business, including demand for our products, supply chain and distribution systems, our operations generally, and the timing for bringing new products to market. We also expect medical procedure rates to continue to vary by type and country, and could be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, the willingness of patients to schedule elective procedures, travel and quarantine restrictions, vaccine immunization rates, and new COVID-19 variants. While we have seen the positive impact that higher vaccination rates have had on curbing the spread of the virus in the U.S. and certain other countries, the global COVID-19 outlook remains uncertain as vaccination rates have slowed and the spread of new variants has accelerated. While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is unknown, as we cannot predict with confidence the ultimate duration or further severity of the pandemic. We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2021 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

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

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, including our June 2020 and December 2019 equity offerings, leave us well-positioned to manage our business through this crisis as it continues to unfold. We believe our existing balances of cash, including our short-term investments, and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase (Decrease)%		2021	2020	Increase (Decrease)%
Net revenue	$25,079	$22,205	$2,874	13%	$73,236	$52,154	$21,082	40%
Cost of revenue	6,525	4,566	1,959	43%	17,914	12,241	5,673	46%
Sales and marketing expenses	9,862	9,237	625	7%	29,687	22,421	7,266	32%
General and administrative expenses	11,034	9,823	1,211	12%	34,163	28,281	5,882	21%
Research and development expenses	1,302	1,077	225	21%	3,935	3,223	712	22%
Other (income) expenses	(1,155)	2,041	(3,196)	(157)%	4,759	4,919	(160)	(3)%
Provision for income taxes (benefit)	(292)	—	(292)	100%	(890)	—	(890)	100%
Net loss	$(2,197)	$(4,539)	$(2,342)	(52)%	$(16,332)	$(18,931)	$(2,599)	(14)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2021	2020	2021	2020
U.S.	$19,354	$19,583	$57,930	$45,113
International	5,725	2,622	15,306	7,041
Total	$25,079	$22,205	$73,236	$52,154

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2021	2020	2021	2020
Trauma and deformity	$16,817	$14,969	$49,302	$36,399
Scoliosis	7,266	6,555	20,874	14,102
Sports medicine/other	996	681	3,060	1,653
Total	$25,079	$22,205	$73,236	$52,154

Net revenue increased $2.9 million, or 13%, from $22.2 million for the three months ended September 30, 2020 to $25.1 million for the three months ended September 30, 2021 and increased $21.1 million, or 40%, from $52.2 million for the nine months ended September 30, 2020 to $73.2 million for the nine months ended September 30, 2021. The increase during the three months ended September 30, 2021 was primarily driven by the recovery in our international markets as the COVID pandemic, including the Delta variant, continues to reach the world at varying times and to varying degrees. The increase during the nine months ended September 30, 2021 reflects the continued return to normalization in both the U.S. and international markets. Additionally, we continue to see the benefit of converting Germany, Austria, and Switzerland to a direct agency sales model.

Trauma and deformity sales increased $1.8 million, or 12%, during the three months ended September 30, 2021, and increased $12.9 million, or 35%, during the nine months ended September 30, 2021, in each case, primarily driven by strong trauma and deformity growth across numerous product lines, specifically our PNP Femur, Cannulated Screws and Orthex systems. Scoliosis sales increased $0.7 million, or 11%, during the three months ended September 30, 2021, and increased $6.8 million, or 48%, during the nine months ended September 30, 2021, in each case, primarily driven by increased sales of our RESPONSE 4.5/5.0 and 5.5/6.0 systems and additional sales contributed from the ApiFix acquisition. Sports medicine / other increased $0.3 million, or 46%, during the three months ended September 30, 2021, and increased $1.4 million, or 85%, during the nine months ended September 30, 2021, in each case, primarily driven by the additional sales contributed from Telos. Nearly all the change in each category was due to an increase in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.0 million, or 43%, from $4.6 million for the three months ended September 30, 2020 to $6.5 million for the three months ended September 30, 2021. Cost of revenue increased $5.7 million, or 46%, from $12.2 million for the nine months ended September 30, 2020 to $17.9 million for the nine months ended September 30, 2021. The increases were due primarily to increased sales volume in both the U.S. and international markets. Gross margin was 79% for the three months ended September 30, 2020 and 74% for the three months ended September 30, 2021. Gross margin was 77% for the nine months ended September 30, 2020 and 76% for the nine months ended September 30, 2021. The change in gross margin is primarily driven by the sales mix as a we saw an increase in the international market as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 7%, to $9.9 million for the three months ended September 30, 2021 from $9.2 million for the three months ended September 30, 2020. Sales and marketing expenses increased $7.3 million, or 32%, to $29.7 million for the nine months ended September 30, 2021 from $22.4 million for the nine months ended September 30, 2020. The changes in the three and nine month periods ended September 30, 2021 were due primarily to increased sales commission expenses, driven by increased unit volumes sold.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 12%, from $9.8 million for the three months ended September 30, 2020 to $11.0 million for the three months ended September 30, 2021. General and administrative expenses increased $5.9 million, or 21%, from $28.3 million for the nine months ended September 30, 2020 to $34.2 million for the nine months ended September 30, 2021. The increases for the three and nine month periods ended September 30, 2021 were due primarily to the additional expenses associated with the ApiFix and Telos acquisitions, the addition of personnel and resources to support the continued expansion of our business and an increase in legal and other professional service expense associated with litigation.

Depreciation and amortization expenses increased $0.3 million, or 13%, from $2.4 million for the three months ended September 30, 2020 to $2.7 million for the three months ended September 30, 2021. Depreciation and amortization expenses increased $2.2 million, or 38%, from $5.7 million for the nine months ended September 30, 2020 to $7.9 million for the nine months ended September 30, 2021. The increases for the three and nine month periods ended September 30, 2021 were primarily due to the amortization of intangible assets acquired through the Vilex, Telos and ApiFix acquisitions, the purchase of the Band-Lok intellectual property and the purchases of licensing agreements, including the 7D Surgical FLASHTM Navigation platform, FIREFLY, and the license from Dr. Barry. See Note 4 – Goodwill and Intangible Assets of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of this Part I for additional information.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 21%, from $1.1 million for the three months ended September 30, 2020 to $1.3 million for the three months ended September 30, 2021. Research and development expenses increased $0.7 million, or 22%, from $3.2 million for the nine months ended September 30, 2020 to $3.9 million for the nine months ended September 30, 2021. The increases for the three and nine month periods ended September 30, 2021 were primarily due to incremental product development including the addition of personnel and the growth of our business.

Total Other (Income) Expenses

Other (income) expenses were income of $1.2 million and expense of $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and expense of $4.8 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in other income for the three months ended September 30, 2021 was primarily due to the recording of income as a result of the fair value adjustment of contingent consideration.The decrease in other expense for the nine months ended September 30, 2021 is primarily due to the to the recording of income as a result of the fair value adjustment in the third quarter offset by the additional accretion of interest expense attributable to the acquisition installment payable. The aggregate of accreted interest expense and fair value adjustments for the three and nine months ended September 30, 2021 were income of $0.9 million and expense of $5.4 million, respectively, and for the three and nine months ended September 30, 2020 were expense of $1.7 million and $3.5, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $11.8 million and $18.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $178.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2021, we had cash and cash equivalents, restricted cash and short term investments of $59.1 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,828)	$(18,373)
Net cash used in investing activities	(10,376)	(10,637)
Net cash provided by financing activities	40	46,748
Effect of exchange rate changes on cash	(266)	(24)
Net (decrease) increase in cash	$(22,430)	$17,714

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $11.8 million and $18.4 million for the nine months ended September 30, 2021 and 2020, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $12.1 million and $13.4 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the primary driver of working capital cash usage was the increase in accounts receivable of $0.7 million due to increased sales during the period, the increase in inventory of $3.2 million and the related trade payables of $1.0 million to support future sales growth, and legal settlements of $6.3 million.

Cash Used in Investing Activities

Net cash used in investing activities was $10.4 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of the purchase of multiple license agreements including the license which came from the Dr. Barry legal matter, extension of the FIREFLY agreement and a new agreement for the 7D Surgical FLASHTM Navigation platform and purchases of instrument sets of $6.5 million. These uses of cash were offset by the conversion of short-term investments to cash. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $1.7 million for the acquisition of Telos, net of cash received, the acquisition of ApiFix for $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual property of $0.8 million and $6.4 million for purchases of instrument sets.

Cash Provided By Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was immaterial to the results of our operations. Net cash provided by financing activities for the nine months ended September 30, 2020 was $46.7 million, consisting primarily of the proceeds from the issuance of common stock of $70.2 million and $1.6 million from the exercise of stock options and offset by the payment of $25.0 million of the revolving credit facility with Squadron.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.1 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively.

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

A discussion of certain of those legal proceedings is contained in Note 13 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

ITEM 1A.        RISK FACTORS

Except for the additional risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021.

Increased interest from investors and others regarding environmental, social, and governance (“ESG”) responsibilities could result in additional costs and risks, and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, certain investment funds, institutional investors, stockholders, and other market participants have increasingly focused on the ESG practices of companies. Select stakeholders have placed increased importance on the implications of the social cost of their investments. While we are increasing our ESG efforts and related disclosures, if our ESG efforts do not meet stakeholder expectations and standards, which continue to evolve, our reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Our future disclosures may include our efforts on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, supply chain, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG efforts or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any ESG disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.

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

10.5*		OrthoPediatrics Corp. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to registrant's Form 10-Q filed on August 5, 2021) (SEC File No. 001-38242)
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

November 4, 2021	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

November 4, 2021	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer