Form 10-K
period 2021-12-31
ORTHOPEDIATRICS CORP
filed 2022-03-03
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $695.3 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant and by each person who owns 10 percent or more of outstanding common stock on June 30, 2021 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2022, the registrant had 19,745,348 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CFC	Controlled foreign corporations under the Tax Act
CME	Continuing medical education
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
Devise Ortho	Devise Ortho, Inc. which sold certain assets and intellectual property to the Company on October 20, 2021
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Foundation for Advancing Pediatric Orthopedics
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
GILTI	Global Intangible Low Taxed Income under the Tax Act
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
MDD	Medical Devices Directive
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MPFL	Medial petellofemoral ligament
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
PMA	Premarket Approval Application with the FDA
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
SEC	United States Securities and Exchange Commission

Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Tax Act	Tax Cuts and Jobs Act signed into law on December 22, 2017
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennesee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC
Vilex Companies	The combination of Vilex in Tennessee, Inc. and Orthex, LLC which were acquired by the Company on June 4, 2019

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
•We may be unable to generate sufficient revenue from the commercialization of our products to achieve profitability.
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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

On October 20, 2021, we purchased certain intellectual property assets and product inventory from Devise Ortho, Inc., related to its Drive Rail external fixation system for $0.9 million in total consideration.

In addition to acquisitions, we also look for partnerships which can provide us with complementary enabling technologies. For example, in 2021 we extended our license agreement for our exclusive distribution rights of the FIREFLY Technology. Additionally in 2021, we entered into a license agreement resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. These partnerships allow for exclusive distribution in children's hospitals across the United States and serve as supporting avenues for us to focus on high-volume children's hospitals.

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

As of December 31, 2021, the Company had consolidated total assets of $304.3 million, consolidated total liabilities of $78.9 million and stockholders’ equity of $225.4 million. As of December 31, 2021, the Company and its subsidiaries had 133 full-time equivalent employees.

A novel strain of the coronavirus disease ("COVID-19") was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. In 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2021, we continued to focus on developing innovative solutions, acquired multiple enabling technologies and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy.

Environmental, Social and Governance ("ESG")

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 234,000 children. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. We believe these areas are central to our business philosophy and ultimately generate increased shareholder value.

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. As of December 31, 2021, our U.S. sales organization consisted of 40 independent sales agencies employing more than 190 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 76% and 86% of our global revenue in 2021 and 2020, respectively. Outside of the United States, our sales organization consisted of 40 independent stocking distributors and 14 independent sales agencies in 45 countries. Beginning in 2017, we began to supplement the use of stocking distributors with direct sales programs in select international markets where we work through sales agencies that are paid a commission. These new arrangements have generated an increase in revenue and gross margin.

We collaborate with pediatric orthopedic surgeons in developing new surgical systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2021, we conducted over 300 training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $98.0 million for the year ended December 31, 2021. The compound annual growth rate for the Company from 2011 through 2021 is 25.4%. This growth was partially obtained through strategic acquisitions. For the years ended December 31, 2021, 2020 and 2019, our revenue was $98.0 million, $71.1 million and $72.6 million, respectively. As of December 31, 2021, our accumulated deficit was $178.0 million.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants and instruments. In 2021, there were more than 1,400 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $3.3 billion opportunity globally, including over $1.5 billion in the United States. The chart below provides the estimated sizes of the categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2021 based on management estimates and typical industry growth rates.

	Trauma and Deformity	Scoliosis		Sports Medicine	Smart Implants
		Fusion	Non-Fusion
U.S. Pediatric Orthopedic Implant Market	$609 Million	$315 Million	$200 Million	$187 Million	$140 Million

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

High Procedural Concentration in Trauma and Deformity and Scoliosis

According to IMS Health, Inc., 3,425 hospitals performed pediatric trauma and deformity or scoliosis procedures in the United States in 2015. Approximately 300 of these hospitals performed over 62% of all pediatric trauma and deformity and scoliosis procedures. We believe that this high concentration of pediatric trauma and deformity and scoliosis procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner.

We estimate that these 300 U.S. pediatric centers represent a target market of $0.8 billion. The table below provides the estimated sizes of the categories of this target market, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) which was then updated in 2021 with management estimates based on typical industry growth rates.

Scoliosis
	Trauma and Deformity	Fusion	Non-Fusion	Sports Medicine
U.S. High-Volume Children's Hospitals Target Market	$378 Million	$195 million	$180 million	$17 million

In the future, we expect to expand our market opportunity by addressing additional categories of the pediatric orthopedic market, such as craniomaxilloacial, upper extremity, pediatric orthopedic oncology, pelvis, and other sports-related injuries.

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

•    Participation of Pediatric Orthopedic Surgeons in New Product Development. With the assistance of our Medical Director, a highly respected former pediatric orthopedic surgeon, we engage with pediatric orthopedic surgeons to understand their clinical needs and develop new implants, instruments and surgical techniques that will allow them to better serve their patients. We also respond to surgeons’ requests for customized implants and instruments to improve their workflows and enhance their clinical outcomes.

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2021, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions. In 2021, we estimate that our products were used in surgeries for approximately 38,000 children, and 234,000 since inception. We currently market 37 surgical systems consisting of more than 8,600 stock keeping units, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2021, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. As of December 31, 2021, our U.S. sales organization consisted of 40 independent sales agencies employing more than 190 sales representatives. Outside of the United States, we work with 40 independent stocking distributors and 14 independent sales agencies in 45 countries. We estimate that over 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in approximately 300 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

•    Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis businesses are each led by a senior vice president, who chairs a business team composed of representatives from the research and development, quality and regulatory, operations, sales, human resources and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. For six years we have been named one of the Best Companies to work for in Indiana. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their specialty.

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

Our Strategy

Our goal is to continue to enhance our leadership in the pediatric orthopedic surgery market and thereby improve the lives of children with orthopedic conditions. To achieve this goal, we have implemented a strategy that has five pillars:

•    Continue our laser focus on high-volume children’s hospitals that treat the majority of pediatric patients. According to IMS Health, Inc., 3,425 hospitals performed pediatric trauma and deformity or scoliosis procedures in the United States in 2015. Approximately 300 of these hospitals performed over 62% of all pediatric trauma and deformity and scoliosis procedures. This high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner.

•    Provide a broad product portfolio uniquely designed to treat children by surrounding pediatric orthopedic surgeons with all the products they need. We intend to leverage our market knowledge and our relationships with leading pediatric orthopedic surgeons to continue developing innovative technologies and bringing them to market quickly. When appropriate, we will also partner with complimentary, enabling technology which will allow for greater coverage of orthopedic surgeon needs. We believe broadening our product offering will strengthen our position as the comprehensive solution provider for pediatric orthopedic surgeons, deepen our relationships with existing customers, lead to the conversion of new customers and enhance our reputation.

•    Deploy instrument sets and provide unparalleled sales support. We intend to increase our investment in implant and instrument sets consigned to hospitals in the United States and select international markets to satisfy market demand and accelerate our product sales worldwide. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market efficiently while supporting our customers with the only global sales and distribution channel focused exclusively on pediatric orthopedics.

•    Expand addressable market through aggressive investment in R&D and select acquisition opportunities. We have a track record of introducing innovative products that meet the clinical needs of pediatric orthopedic surgeons and their patients. We believe many of these products are becoming the standard of care in pediatric orthopedic surgery, and we intend to increase our investment in research and development of new products. We aspire to launch at least one new surgical system and multiple product line extensions in our trauma and deformity and scoliosis businesses each year for the foreseeable future. We will also continue to seek partnership and select acquisition opportunities that expand our total available market and serve new unmet needs in pediatric orthopedics.

•    Train the next generation of pediatric orthopedic surgeons. We want pediatric orthopedic surgeons to view us as their partner in advancing the entire field of pediatric orthopedic surgery. Beyond working with them to develop innovative products, we intend to deepen our partnership with surgeons by leveraging the experience of our senior management team, including our Medical Director, to expand our clinical education programs and partnerships with teaching hospitals, sponsor surgical workshops for residents and fellows and support worthwhile clinical research projects. We believe our commitment to clinical education and research enables us to advance the practice of pediatric orthopedic surgery and provides surgeons with access to sophisticated training in pediatric orthopedics that is not available through traditional residents’ training programs. We believe these efforts will continue to promote familiarity with our products and loyalty among fellows and young surgeons and generate new product ideas that will contribute to growth, enhance our competitive position, and expand our market opportunity.

Our Product Portfolio

We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 37 surgical systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 5,600 implants, external fixation, and bone graft substitutes for the femur, tibia, upper and lower extremities. Our global revenue from this category for the year ended December 31, 2021 was $65.8 million, or 67% of total revenue, which represented an increase of 38% over the prior year. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. Global revenue from this category for the years ended December 31, 2020 and 2019 was $47.7 million and $49.4 million or 67% and 68% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, and ApiFix® Mid-C System. Our global revenue from this category for the year ended December 31, 2021 was $28.0 million, or 29% of total revenue, which represented an increase of 35% over the prior year. Global revenue from this category for the years ended December 31, 2020 and 2019 was $20.7 million and $21.5 million or 29% and 30% of total revenue, respectively.

In addition to our direct product offering, we also invest in complementary enabling technologies that allow us to better serve the children's hospitals in which we sell. Enabling technologies in our scoliosis space include the FIREFLY® Technology, a 3D printed and patient-specific Pedicle Screw Navigation Guide as well as the 7D FLASHTM Navigation image guidance system. We have exclusive distribution rights to both of these complementary technologies, allowing for exclusive distribution in children's hospitals across the United States.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system and Telos. Our global revenue from this category for the year ended December 31, 2021 was $4.2 million, or 4% of total revenue, which represented growth of 57% over the prior year. Global revenue from this category for the years ended December 31, 2020 and 2019 was $2.7 million and $1.7 million or 4% and 2% of total revenue, respectively.

Our revenue is typically higher in the summer months and holiday periods, driven by higher sales of our trauma and deformity and scoliosis products, which is influenced by the higher incidence of pediatric surgeries during these periods due to recovery time provided by breaks in the school year.

Product Pipeline

Generally speaking, we have three product development objectives across the organization: (i) develop innovative new systems that enable surgeons to advance the field of pediatric orthopedics and allow us to focus on categories of the pediatric orthopedic market we are not currently addressing; (ii) build-out our current portfolio of products with line extensions that allow these systems to be used in more types of surgeries; and (iii) make improvements to our current implants and instruments that improve quality and reduce their cost. We have a large number of new product ideas under development within the areas of spinal implants, active growing smart implants, trauma implant systems, limb deformity implant systems, and non-surgical devices. We aspire to launch at least one new system and/or line extension/product improvement every quarter across the Company.

We have a deep pipeline of new systems that are currently under development, including the following projects.

Pediatric Nailing Platform | Tibia

In the second half of 2022, we plan to submit a 510(k) for an innovative Pediatric Nailing Platform | Tibia, that will use a similar instrument platform to the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This new to the market system will treat deformities and traumatic injuries of the tibia. We expect the full-scale launch to occur in 2023.

Active Growing Implants

We are developing a new generation of smart implants, which we refer to as our Active Growing Implants. Our Active Growing Implants will utilize a power source of significantly greater strength and control than current magnetic technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We made significant development progress on this in 2021. This new technology will be available for early onset scoliosis and limb deformity.

RESPONSETM Rib and Pelvic System

Our RESPONSETM Rib and Pelvic System is designed to aid surgeons in the treatment of early onset scoliosis, a debilitating form of scoliosis that affects very young children.

Osteogenesis Imperfecta Nail System

Brittle bone disease poses a number of challenges for orthopedic surgeons. We are developing a passive growing nail system that will have a comprehensive offering for the continuum of multiple surgical treatments relating to this disease. In addition, this implant will have improved strength characteristics, addressing the primary deficiency of the product that has historically been used to perform this surgery.

Growth Guidance for Scoliosis

We are developing a next-generation growth guidance technology for treating certain forms of early onset scoliosis. This procedure uses rods and pedicle screws attached to specific points in the spine and configured similar to a “track and trolley” system which allows the spine to grow naturally while correcting a spinal curve.

Development of Operative Planning Software

We have a number of initiatives underway involving the development of both pre-operative planning and intraoperative use software to assist surgeons in the treatment of spinal, trauma and deformity correction conditions as well as the utilization of the Company’s product solutions for these conditions. These projects encompass both educational and software as a medical device type offering.

External Fixation Systems

We plan to launch additional external fixation products, which will bolster and round out our entire external fixation portfolio of products. In the first half of 2022, we plan to launch a Drive Rail system that complements the mini rail product offering. In addition to a suite of innovative features, this system will be compatible for use with the Orthex frame.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. As of December 31, 2021, our U.S. sales organization consisted of 40 independent sales agencies employing 190 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 76% of our global revenue in 2021 and 86% in 2020.

Outside of the United States, our sales organization consisted of 40 independent stocking distributors and 14 independent sales agencies in 45 countries, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. We consign sets to hospitals, ship replacement products, bill and collect receivables. These new arrangements have generated an increase in revenue and gross margin. We plan to continue to make similar transitions in select international markets that we believe would benefit from a sales agency model.

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

Global Pediatric Orthopedic Surgeon Involvement, Education and Training

We are dedicated to the cause of improving the lives of children with orthopedic conditions. We want pediatric orthopedic surgeons throughout the world to view us as their partner in advancing their field. Therefore, we utilize surgeon input when developing products and clinical education programs. These efforts are aided by our Medical Director, a highly respected former pediatric orthopedic surgeon. Our entire organization, including our senior executive team and sales representatives, maintains an extensive network of contacts with pediatric orthopedic surgeons. These relationships help us understand clinical needs, respond quickly to customer ideas and support new developments in the field of pediatric orthopedics.

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2021, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. Annually, we sponsor the largest industry meetings including the Annual International Children's Spine Symposium, Annual Pediatric Orthopedic Surgical Techniques Course, Akron Pediatric Orthopedic Residents Review Course and the annual PediOrthoWest resident review program. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

Cumulatively, we are one of the largest financial contributors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research: the Pediatric Orthopaedic Society of North America, the International Pediatric Orthopaedic Symposium, the European Pediatric Orthopaedic Society, the American Academy for Cerebral Palsy and Developmental Medicine and the Pediatric Research in Sports Medicine Society. Additionally, we are a sponsor of the two major spine deformity organizations, the Scoliosis Research Society and the International Meeting on Advanced Spine Techniques. We are also the founding and leading sponsor of the Pediatric Research in Sports Medicine Society and have significantly increased our sponsorship of the Baltimore Limb Deformity Course. Our support of these organizations demonstrates our commitment to the clinical training and research these organizations sponsor. We believe this support enhances our reputation as the category leader in pediatric orthopedics.

Additionally, during 2019, 2020 and 2021, we funded The Foundation for Advancing Pediatric Orthopaedics ("Foundation") as a 501(c)3 public charity. The Foundation is led by the Company's previous Chief Medical Officer and a board composed of eminent pediatric surgeons and other industry leaders. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commercial education programs and clinical research.

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

We maintain certain long-term contracts with our key suppliers. The majority of our suppliers do not require guaranteed minimum purchases. In most cases, we have redundant manufacturing capabilities for each of our products. To date, we have not experienced any difficulty obtaining the materials necessary to meet demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2021, we owned 36 issued U.S. patents and 82 issued foreign patents and we had 25 pending U.S. patent applications and 57 foreign patent applications. As of December 31, 2021, 8 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2039, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2021, we owned 14 U.S. trademark registrations and 3 pending U.S. trademark applications, as well as 25 registrations in other jurisdictions worldwide.

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

Human Capital and Community Support

We believe that maintaining a sufficient number of skilled employees in all departments of our Company is a key focus of our human capital. We employ a number of strategies to best enable us to attract, retain, and engage our employees. As of December 31, 2021, we employed 133 full-time employees, 23 of whom were engaged in research and development and 38 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

We strive to provide an inclusive, diverse, and safe workplace, filled with opportunities for our employees to grow and develop. We believe that culture can be a company’s most powerful source of competitive advantage. Cultures are unique, cannot be reverse-engineered and are impossible to duplicate. We have established a corporate culture that is results-oriented and people-focused. It is built on the cause of improving the lives of children with orthopedic conditions.

We believe our culture is bolstered not only by our compensation and benefits plans, but also by programs that support our local communities. This is demonstrated by both the Company's and its associates' regular participation in philanthropic causes. We recognize that building connections between our employees, their families, and the communities we serve creates a fulfilling and positive workplace.

We also partner with organizations around the world that provide pediatric orthopedic care for the disadvantaged. Specifically, we have partnered with the World Pediatric Project, to whom we provide surgical products and treatment for children in developing countries, some of whom are flown to the United States for surgery. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project and we continued our support of this cause in 2021.

We encourage you to review our Environmental, Social and Governance ("ESG") page under the "About" section of our corporate website for more detailed information regarding our ESG efforts and current initiatives, including a link to our Diversity & Inclusion Policy. Nothing on our website, including our Diversity & Inclusion Policy, shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

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

In addition to U.S. regulations, we are subject to a variety of regulations in other jurisdictions governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA clearance or approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.

Regulation of Medical Devices in the United States

Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification ("510(k)") or premarket approval ("PMA"). Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA.

These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Our currently marketed products are Class I and exempted from premarket notification, or Class II devices subject to 510(k) clearance with the exception of the ApiFix Mid-C System which is an unclassified, approved device under the Humanitarian Device Exemption ("HDE") regulation.

Approval under the HDE regulation is contingent upon the submission of periodic reports at intervals of one year (unless otherwise specified) from the date of approval of the original HDE (August 2019). The purpose of the HDE provision is to encourage the discovery and use of devices intended to benefit patients in the treatment and diagnosis of diseases or conditions that affect not more than 8,000 individuals in the United States per year. The FDA may grant an HDE, which is an exemption from the effectiveness requirements of sections 514 and 515 of the FDCA Act, if the FDA determines that the device meets certain criteria. After HDE approval, the medical device may only be used after Institutional Review Board ("IRB") approval has been obtained. Under FDA regulations, an IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects. The purpose of IRB review is to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights, safety and welfare of humans participating as subjects in the research.

510(k) Marketing Clearance Pathway

Our Class II products are subject to 510(k) clearance under the FDCA. To obtain 510(k) clearance, we must submit to the FDA a 510k submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device). The FDA’s 510(k) review process usually takes from three to six months. The FDA may require additional information following their review.

If the FDA agrees that the device is substantially equivalent to the predicate device presented in the 510(k) submission, it will grant clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to the predicate device, we may be required to fulfill more rigorous requirements, including those associated with the PMA process, to gain approval to commercialize.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) submission. Minor modifications may be accomplished by a manufacturer documenting the change in an internal letter-to-file. The FDA can always review these letters to file during an inspection. If the FDA disagrees with a manufacturer’s determination on major versus minor modifications, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until additional actions are completed. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Post-Market Regulation

Numerous and pervasive regulatory requirements apply to commercialized devices. These include:

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

•    the federal Open Payments ("Sunshine") program and various state and foreign laws on reporting remunerative relationships with healthcare providers (HCPs);

•    the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid;

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

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods, facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

Enforcement Powers

The FDA has broad regulatory enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of actions, which may result in any of the following sanctions:

•    warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•    recalls, withdrawals, or administrative detention or seizure of our products;

•    operating restrictions or partial suspension or total shutdown of production;

•    refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•    withdrawing 510(k) clearances or PMA approvals that have already been granted;

•    refusal to grant export or import approvals for our products; or

•    criminal prosecution.

Regulation of Medical Devices in the EEA

All medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive ("MDD"). There is also a directive specifically addressing Active Implantable Medical Devices (Directive 90/385/EEC). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as benchmarks to satisfy the essential requirements.

To demonstrate compliance with the essential requirements laid down in Annex I to the MDD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are separate entities from government that are authorized by government authorities to perform conformity assessments. The notified body also audits and examines a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the assessed devices conform to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

In order to demonstrate safety and performance for their medical devices, manufacturers must evaluate applicable clinical data in accordance with the requirements of Annex X to the MDD and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical data may be in the form of relevant scientific literature of an equivalent device, clinical investigations of the device, or both. Clinical investigations for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

The Medical Devices Regulation ("MDR") entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The MDR imposes significant additional reporting requirements on manufacturers of all medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements. Our Class I devices are now regulated under the MDR and eventually all other device classifications will be regulated under the MDR, thereby replacing the MDD as the paradigm for conformity assessments described above.

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

•    increased regulation for non-traditional roles such as importer and distributor; and

•    Post-Market Clinical Follow-up that requires significantly greater clinical data specific to our devices, which leads to greater costs for collecting such data than under the MDD.

Regulations in the United Kingdom

Effective January 31, 2020, the United Kingdom of Great Britain and Northern Ireland, or the UK, withdrew from the European Union, or EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2023. These regulations may impact our ability to sell our products in the UK. During the transition period, devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

In order to comply with the new regulations and continue selling medical devices in the UK following the transition period, the Company must appoint a UK Responsible Person and register the medical devices with the UK's Medicines and Healthcare product Regulatory Agency, or MHRA. A new conformity assessment must be completed by a UK Approved Body, or UKAB. The UKAB will audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the UKAB issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the UKCA Mark to the device, which allows the device to be placed on the market throughout the UK. Once the product has been placed on the market in the UK, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

Regulation of Medical Devices in Other Foreign Countries

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

Healthcare Regulations

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

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Open Payment ("Sunshine") program imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended the suspension period to March 31, 2021. In April 2021 it was suspended again through December 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments beginning January 1, 2020 that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

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

Risks Related to Our Financial Condition and Capital Requirements

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, including carrying extra inventory to reduce the risk, and the continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

The outbreak of COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility in the financial markets. As a result of the pandemic, we have experienced significant business disruption, particularly in fiscal year 2020, and this adverse impact may continue.

In order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone certain elective procedures. Additionally, as COVID-19 continues to disrupt the global economy, staffing shortages in hospitals has become prevalent. These staffing shortages may also require certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations.

In 2021, a vaccine was available to the general public. Although vaccines have proven to be effective in mitigating the risks of COVID-19, there is no guarantee that the vaccines will continue to be effective against all variants.

Additionally, vaccination shots are not approved for younger children at this time. This could increase the impact that COVID-19 has on children's hospitals.

The COVID-19 outbreak has also resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements and business limitations and shutdowns. While these measures have negatively impacted the ability of our sales professionals to reach physicians, such measures have not yet had any significant impacts on our product supply chain. However, any negative impacts on the production and delivery of our products in the future may result in a decline in sales, an increase in accounts receivable reserves, lower gross margins, and greater challenges in forecasting business results and making business decisions.

Future actions taken by governmental authorities, including vaccination mandates if enacted, could cause disruption to our employees, our selling organization, and may further delay non-elective surgeries in an already understaffed children's hospital.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the economies and financial markets of many countries, which may result in a period of regional, national or global economic slowdown or regional, national or global recessions. The extent to which the pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and continued spread of the outbreak, including the resurgence of the virus or emergence of new variants, its severity, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks identified within this Annual Report for year ended December 31, 2021. Depending on the continued severity and ultimate duration of COVID-19, the negative effects on our business, results of operations and financial condition could be material.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred net losses in all fiscal years since inception. We incurred net losses of $16.3 million, $32.9 million and $13.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As a result of ongoing losses, as of December 31, 2021, we had an accumulated deficit of $178.0 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We may be unable to generate sufficient revenue from the commercialization of our products and services to achieve profitability.

At present, we rely solely on the commercialization of our products and services to generate revenue, and we expect to generate substantially all of our revenue in the foreseeable future from sales of these products and services. In order to successfully commercialize our products and services, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to obtain regulatory clearances or approvals for our products in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize our products and services with new features or for additional indications. If we fail to successfully commercialize our products or services, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

In addition, potential customers may decide not to purchase our products or services, or our customers may decide to cancel orders due to changes in treatment offerings, research and development plans, adverse clinical outcomes, difficulties in obtaining coverage or reimbursement for procedures using our products, difficulties obtaining approval from a hospital, complications with manufacturing or the utilization of technology developed by other parties, all of which are circumstances outside of our control.

In addition, demand for our products or services may not increase as quickly as we predict, and we may be unable to increase our revenue levels as we expect. Even if we succeed in increasing adoption of these systems by physicians, hospitals and other healthcare providers, maintaining and creating relationships with our existing and new customers and developing and commercializing new features or indications for these systems, we may be unable to generate sufficient revenue to achieve profitability.

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

On December 31, 2017, we entered into a Fourth Amended and Restated Loan and Security agreement with Squadron Capital LLC ("Squadron"), which was further amended in May 2019 and August 2020, and again effective as of December 31, 2021 (as amended, the "Third Amended Loan Agreement"). The Third Amended Loan Agreement currently provides for a $25.0 million revolving credit facility.

As of December 31, 2021, we have no outstanding indebtedness under the Third Amended Loan Agreement. The Third Amended Loan Agreement restricts our ability to, among other things:

•    dispose of or sell our assets;

•    modify our organizational documents;

•    merge with or acquire other entities or assets;

•    incur additional indebtedness;

•    create liens on our assets;

•    pay dividends; and

•    make investments.

The covenants in the Third Amended Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Third Amended Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Second Amended Loan Agreement to become immediately due and payable and terminate all commitments to extend further credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness — Loan Agreement.”

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

As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $114.0 million, $74.0 million and $22.7 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets, except for those recorded in Israel, were fully offset by a valuation allowance as of December 31, 2021 and 2020, and no income tax benefit has been recognized in continuing operations. Under federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands to further enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission. As of December 31, 2021, our international sales organization consisted of 40 independent stocking distributors and 14 independent sales agencies in 45 countries. Our operating results are directly dependent upon the sales and marketing efforts of our independent sales agencies and distributors. If our independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2021, 2020 or 2019, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $71.1 million for the year ended December 31, 2020 to $98.0 million for the year ended December 31, 2021. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in 45 countries outside of the United States. For the years ended December 31, 2021, 2020 and 2019, approximately 21%, 11% and 24% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

Climate change and related legislative and regulatory initiatives may materially affect the Company's business and results of operations.

We recognize there are inherent risks wherever business is conducted; however, there are certain natural disasters including drought, wildfires and other events that are potentially impacted by climate change effects. These events have the ability to impact our employees', our selling agents' and hospital workers' abilities to commute to work or to work from home and stay connected effectively globally. Climate-related events may cause us to experience higher attrition, losses and additional costs to maintain our business operations.

Furthermore, the global business community has increased its political and social awareness regarding climate change. The United States has entered into international agreements in an attempt to reduce global temperatures, including reentering the Paris Agreement. Additionally, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose initiatives to combat climate change. We recognize that these initiatives may require additional costs in order to comply with new regulatory requirements, either directly imposed on us, our selling organizations, or our suppliers.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). The annual report for the fiscal year ended December 31, 2022 will be the first report requiring a formal attestation.

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

Risks Related to Regulatory Matters

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements, including but not limited to the HDE requirements and MDD/MDR regulations, could harm our business.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and our accredited Notified Body enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

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

The Medical Devices Regulation ("MDR") entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The MDR imposes significant additional reporting requirements on manufacturers of all medical devices. It imposes an obligation manufacturers to appoint a "qualified person" responsible for regulatory compliance, and provides for more strict clinical evidence requirements. In addition to increased financial burden of complying with the MDR, we do not yet have an MDR certificate that is required to place additional devices on the market in the EU. Failure to obtain MDR certificate by a certain time could prevent us from placing additional devices on the EU market and/or result in expiration of the existing MDD certificate which could result in our inability to sell any products that are currently on the EU market until the MDR certificate is obtained.

In order to sell our products in the UK (England, Wales and Scotland) our products must comply with the requirements of the UK Medical Device Regulations. Compliance with these requirements is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in the UK. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. A conformity assessment procedure requires the intervention of an organization accredited by an Approved Body under UK Medical Device Regulations, or Approved Body. Depending on the relevant conformity assessment procedure, the Approved Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Approved Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the UKCA Mark to its medical devices after having prepared and signed a related UK Declaration of Conformity.

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
The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR and ISO 13485, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA and our Notified Body enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable QSR requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s or Notified Body's refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

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
We train our marketing personnel and independent sales agencies and distributors to not promote our products for uses outside of the cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those which have been cleared or approved by any regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If any regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Our products may cause or contribute to adverse medical events that we are required to report to the regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of a regulatory authority, could have a negative impact on us.

We are subject to several adverse event reporting regulations, which require us to report after we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the a regulatory authority could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

Regulatory authorities may require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. We may also choose to voluntarily recall a product if any material deficiency is found. We have in the past conducted several voluntary recalls of devices with lot-specific quality issues. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the a regulatory authority may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

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

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. We have a variety of arrangements with our customers that could implicate these laws, including, among others, our consignment arrangements and our practice of loaning instrument sets to customers at no additional cost. We have also entered into consulting agreements and royalty agreements with physicians, including some who have influence on the ordering of or use our products in the procedures they perform. We could be adversely affected if regulatory agencies determine our financial relationships with such physicians to be in violation of applicable laws. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

In the United States, our products are primarily sold by a network of 40 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of 40 independent stocking distributors and 14 independent sales agencies. We sell our products in 45 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 12.9% and 10.9%, respectively, of our global revenue in 2021. Sales through two of our independent sales agencies in the United States accounted for 14.2% and 13.8%, respectively, of our global revenue in 2020. Sales through two of our independent sales agencies in the United States accounted for 12.3% and 12.2%, respectively, of our global revenue in 2019. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

While the COVID-19 pandemic has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, social distancing requirements, and business limitations and shutdowns, those measures have not yet had any significant impacts on our product supply chain. However, any negative impacts on the assembly and production of our products in the future may result in a decline in sales.

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

We rely on several suppliers for the majority of our products and we maintain certain long-term contracts with these key suppliers. These suppliers may be unwilling or unable to supply these products to us reliably and at the prices and levels we anticipate or are required by the market, including the need to carry extra inventory to reduce the risks related to COVID-19. For us to be successful, our suppliers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these products, and if we cannot obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain products, the use of products furnished by these alternative suppliers could require us to alter our operations.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2021, we owned 36 issued U.S. patents and 82 issued foreign patents and we had 25 pending U.S. patent applications and 57 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2039.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until December 31, 2022. “Emerging growth companies” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions.

As previously stated, our status as an emerging growth company will remain until December 31, 2022. As such, our external auditors for the fiscal year ending December 31, 2022 will be required to provide an attestation on the status of our internal controls under Section 404(b) of the Sarbanes-Oxley Act. If the details of this attestation indicate any weaknesses in our internal control environment, investors could find our common stock less attractive.

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

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As a result, many of the same exemptions from reporting requirements available to us as an emerging growth company are also available to us as a smaller reporting company, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. To the extent that we continue to qualify as a smaller reporting company, after we cease to qualify as an emerging growth company, those exemptions may continue to be available to us. Some investors may find our common stock less attractive because we rely on these exemptions.

If investors find our common stock less attractive as a result of any of the factors discussed above, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we had a total of 19,677,214 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 5,378,291 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2021, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 30.2% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and occupy approximately 42,000 square feet of office space in Warsaw, Indiana, following expansions of our existing warehouse facilities in 2018 and again in 2021. The Company also maintains two offices in the Netherlands and one office in Israel. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. A discussion of certain of those legal proceedings is contained in Note 16 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the condensed consolidated financial statements included in Item 8. Financial Statements of Part II of this Annual Report on Form 10-K, which discussion is incorporated herein by reference.

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

HOLDERS OF RECORD

At the close of business on March 1, 2022, the number of shares outstanding was 19,745,348. There were 175 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2021.

RECENT SALES OF UNREGISTERED SECURITIES

On October 20, 2021, the Company issued 4,599 shares of its common stock, $0.00025 par value per share, in connection with the purchase of certain intellectual property assets and product inventory from Devise Ortho, Inc. The purchase price also included $0.650 million in cash. The shares were valued at $64.83 per share, representing the closing price per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	375,084	$45.18	694,186
Total	375,084	$45.18	694,186

ITEM 6. [Reserved]

Intentionally omitted.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 40 independent sales agencies employing 190 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in 45 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2021, 2020 and 2019, international sales accounted for approximately 21%, 11% and 24% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 234,000 children. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance and Nominating Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

We encourage you to review our ESG page under the "About" section of our corporate website for more detailed information regarding our ESG efforts and current initiatives. On our website, among other information, are the following highlights:

•OrthoPediatrics cares about our environmental impact while working in a highly regulated industry and we are certified according to ISO 13485.

•The Company and its associates regularly participate in philanthropic causes important to our local communities. We also partner with charitable organizations that provide pediatric orthopedic care around the world. In 2020 we were named as "Corporate Partner of the Year" by the World Pediatric Project - with whom we work to provide access to medical care for children in developing countries.

•We are committed to fostering an environment that is respectful, compassionate, and inclusive of everyone in our community.

•The Board of Directors understands the value of diversity and will increase the diversity of the Board over the next 18 months. The Governance and Nominating Committed engaged a global recruiting firm to assist in adding two diverse Board candidates.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Impact of COVID-19 on our Business

A novel strain of the coronavirus disease was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. We encourage the readers of this document to read our risk factors in its entirety contained in Item 1A “Risk Factors” where there is additional information regarding the COVID-19 pandemic.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2020 and 2021, we continued to focus on developing innovative solutions, acquired multiple enabling technologies, invested in both new and existing partnerships and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy.

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

Demand

The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19, and the actions taken by governmental authorities and other third parties to contain the virus, may cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected. During 2021 and 2020, we experienced a reduction in revenue as a result of global delays in elective surgeries.

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

Other Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Impairment is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. Although we have not recorded any impairment charges to date, the most recently prepared assessment indicates our passing rate has narrowed for certain intangible assets. We believe that the expected future cash flows represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

Components of our Results of Operations

Revenue

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique price list and or a pricing agreement.

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
In early 2017, we expanded operations and established legal entities in the United Kingdom, Australia and New Zealand permitting us to sell under an agency model direct to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Pricing for each customer is dictated by a unique price list and or a pricing agreement.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $5.6 million, $3.8 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business as well as increased set deployment. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Legal Settlement Expenses

The Company is involved in various legal proceedings. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. For the year ended December 31, 2020, the Company accrued $6.3 million as a result of legal settlement negotiations ongoing at that time. During 2021, there were no material adjustments to the accrual and we paid the settlement amounts, resolving the related legal proceedings. See Note 16 – Commitments and Contingencies in Item 8 for additional details regarding current legal proceedings.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

(in thousands, except percentages)	2021	2020	Increase (Decrease)	% Increase (Decrease)
Net revenue	$98,049	$71,078	$26,971	38%
Cost of revenue	24,646	16,047	8,599	54%
Sales and marketing expenses	39,673	31,854	7,819	25%
General and administrative expenses	46,061	38,317	7,744	20%
Legal settlement expenses	150	6,342	(6,192)	(98)%
Research and development expenses	5,543	5,273	270	5%
Other expenses (Income)	(636)	6,912	(7,548)	(109)%
Provision for income taxes (benefit)	(1,128)	(723)	(405)	56%
Net loss	$(16,260)	$(32,944)	$16,684	(51)%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2021 and 2020:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2021	% of revenue	2020	% of revenue
U.S.	$77,780	79%	$62,966	89%
International	20,269	21%	8,112	11%
Total	$98,049	100%	$71,078	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2021	% of revenue	2020	% of revenue
Trauma and deformity	$65,829	67%	$47,677	67%
Scoliosis	28,046	29%	20,738	29%
Sports medicine/other	4,174	4%	2,663	4%
Total	$98,049	100%	$71,078	100%

Net revenue increased $27.0 million, or 38%, from $71.1 million for the year ended December 31, 2020 to $98.0 million for the year ended December 31, 2021. The increase was primarily driven by the recovery in both domestic and global markets as the COVID-19 pandemic, including any variants, continues to reach the world at varying times and to varying degrees. Additionally, we continue to see benefit of converting Germany, Austria, and Switzerland to a direct agency. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency.

Trauma and deformity sales increased $18.2 million, or 38%, primarily driven by increased sales in our PNP Femur, Cannulated Screws and Orthex systems. In December 2020, the Company recorded a $2.7 million revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency which negatively impacted trauma and deformity sales in the prior year. Scoliosis systems increased $7.3 million, or 35%, primarily driven by increased sales of our 4.5/5.0 and 5.5/6.0 RESPONSE systems, and a full year of sales under our ApiFix system. Sports medicine / other increased $1.5 million, or 57% due to the acquisition of Telos, which also experienced recovery from the COVID-19 pandemic. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $24.6 million and $16.0 million for the years ended December 31, 2021 and 2020, respectively. Gross margin was 75% for the year ended December 31, 2021 and 77% for the year ended December 31, 2020. The increase in cost of revenue was primarily driven by volume of units sold. The decrease in gross margin was the result of our sales mix to our international distributors which increased over the prior year due to the COVID-19 recovery. Gross margin was also unfavorably impacted by a $0.5 million penalty for purchase commitment minimums which were not achieved due to COVID-19. See note 16 - Commitments and Contingencies in Item 8 for additional details of our purchase commitments.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.8 million, or 24.5%, from $31.9 million for the year ended December 31, 2020 to $39.7 million for the year ended December 31, 2021. The increase was due primarily to increased sales commission expenses, driven by the converted sales agents in our international markets and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $7.7 million, or 20%, from $38.3 million for the year ended December 31, 2020 to $46.1 million for the year ended December 31, 2021. The increase was due primarily to the addition of personnel and resources to support the continued expansion of our business and increased general and administrative expenses associated with the acquisitions of ApiFix and Telos which were included in our consolidated results for the full year 2021. These increases were offset by the $6.3 million of legal settlement expenses which did not repeat in the current year. Depreciation and amortization expenses increased $2.7 million, or 34%, from $8.0 million for the year ended December 31, 2020 to $10.7 million for the year ended December 31, 2021. The increase was primarily due to the amortization on intangible assets acquired through the Telos and ApiFix acquisitions, the purchase of the Band-Lok intellectual property and the purchases of licensing agreements, including the 7D Surgical FLASHTM Navigation platform, FIREFLY, and the license from Dr. Barry. See Note 16 - Commitments and Contingencies in Item 8 for further discussion of this license.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 5%, from $5.3 million for the year ended December 31, 2020 to $5.5 million for the year ended December 31, 2021. The increase was primarily due to incremental product development including the addition of personnel and the support of future growth of our business.

Total Other Expenses (Income)

Total other expenses decreased $7.5 million, or 109%, from $6.9 million of expense for the year ended December 31, 2020 to income of $0.6 million for the year ended December 31, 2021. The change is driven primarily by the decrease in fair value of the contingent consideration related to the ApiFix acquisition. For the year ended December 31, 2021, the change in fair value resulted in income of $1.8 million, compared to expense of $3.5 million for the year ended December 31, 2020. Additionally, interest expense during 2021 was $0.1 million compared to $1.2 million as the Company repaid its outstanding principal amount under its debt agreement during the third quarter 2020.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $13.1 million, $18.5 million and $17.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $178.0 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $9.0 million and short-term investments of $45.9 million.

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

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(13,063)	$(18,530)	$(17,769)
Net cash used in investing activities	(7,411)	(69,693)	(61,922)
Net cash provided by financing activities	6	46,732	91,019
Effect of exchange rate changes on cash	(658)	(404)	8
Net increase in cash and restricted cash	$(21,126)	$(41,895)	$11,336

Cash Used in Operating Activities

Net cash used in operating activities was $13.1 million, $18.5 million and $17.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $12.6 million, $5.0 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, the primary uses of cash included the payment of $6.3 million to finalize our legal settlement, an increase of inventory by $5.1 million as we deployed additional inventory, and accounts receivable and accounts payable were uses of $0.5 million and $0.6 million in cash, respectively. These uses of cash were partially offset by cash inflows from other accrued expenses of $1.1 million. During 2020, we increased inventory by $12.1 million as we deployed additional inventory, including $1.6 million due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency, and accounts receivable increased by $0.5 million. These uses of cash for working capital were offset by our legal settlement accrual of $6.3 million and an increase in accounts payable of $3.1 million as we purchased inventory on account for deployment into the field. During 2019, we increased inventory by $9.8 million as we deployed additional inventory and accounts receivable increased by $5.8 million as our sales increased. We had a net loss of $16.3 million, $32.9 million and $13.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, which also drove a difference in the use of operating cash between the periods.

Cash Used in Investing Activities

Net cash used in investing activities was $7.4 million, $69.7 million and $61.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used in investing activities in 2021 consisted primarily of the purchases of licenses of $7.9 million and the purchases of property plant and equipment, primarily instrument sets which were consigned in the United States and select international markets, of $8.1 million. This was partially offset by the sale of short term investments which was a $9.3 million source of cash. Net cash used in investing activities in 2020 consisted primarily of the purchase of short-term investments of $55.0 million, the acquisition of Telos of $1.7 million, net of cash received, the acquisition of ApiFix of $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual property of $0.8 million and the purchases of property plant and equipment, primarily instrument sets, of $10.5 million. Net cash used in investing activities in

2019 consisted primarily of the acquisition of Vilex and Orthex of $49.8 million, net of cash received, and the purchases of instrument sets of $11.8 million.

Cash Provided By Financing Activities

Net cash provided by financing activities was $6 thousand, $46.7 million and $91.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash provided by financing activities in 2021 were immaterial to the results of our operations. Net cash provided by financing activities in 2020 consisted primarily of the proceeds from the issuance of common stock of $70.2 million, net of issuance costs and $1.6 million from the exercise of stock options, offset by the payment of $25.0 million of the revolving credit facility and term loan with Squadron. Net cash provided by financing activities in 2019 consisted primarily of proceeds from the issuance of common stock, net of issuance costs, of $60.0 million and $1.1 million related to proceeds from the exercise of stock options. We also had $30.0 million of proceeds from Term Loan B in 2019.

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

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15 million to $25 million and the maturity date was extended from January 31, 2023 to January 1, 2024. The Company also agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

Effective December 31, 2021, the Company entered into a Third Amendment (the "Third Amendment") to its Second Amended Loan Agreement with Squadron (as so further amended, the "Third Amended Loan Agreement"). The Third Amendment addresses the transition of the interest rate calculation from LIBOR to a SOFR (Secured Overnight Financing Rate) based rate. The previous interest rate on the facilities was at the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. Following the Third Amendment, the interest rate on the revolving credit facility is the greater of (a) six month SOFR plus 8.69% and (b) 10.0%. Following repayment of the Term Note A and Term Note B, there are no outstanding term loan obligations under the Third Amended Loan Agreement.

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

Borrowings under the Third Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the Third Amended Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions as further detailed in the Third Amended Loan Agreement.

The Third Amended Loan Agreement includes events of default, the occurrence and continuation of any of which provides Squadron with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250 thousand. The occurrence of a material adverse change could result in the acceleration of payment of the debt.

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.0 million and $1.2 million as of December 31, 2021 and 2020, respectively.

Contractual Obligations and Commitments

The Company's cash requirements within the next twelve months include accounts payable, accrued compensation and benefits, current maturities of long-term debt, current portion of acquisition installment payable and other current liabilities. The acquisition installment payable is related to the acquisition of ApiFix - See Note 3. Business Combinations in Item 8 for further detail of the acquisition and the acquisition installment payables.

Our long-term cash requirements under various contractual obligations and commitments include:

•Debt obligations and interest payments - See Note 9. Debt and Credit Arrangements in Item 8 for further detail regarding our debt and the timing of expected future principal and interest payments.
•Acquisition installment payables, net of current portion and contingent consideration - See Note 3. Business Combinations in Item 8 for further detail regarding our obligations and timing of expected future payments.
•Minimum purchase obligations - Purchase obligations include agreements for purchases of product in the normal course of business, including minimum quantities required pursuant to our license agreements. See Note 16. Commitments and Contingencies in Item 8 for further detail regarding these requirements.
•Lease Obligations - See Note 16. Commitments and Contingencies in Item 8 for further detail regarding our lease obligations.
•Royalties - See Note 16. Commitments and Contingencies in Item 8 for further detail regarding minimum royalty obligations.

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

Revenue Recognition

In the United States and in thirteen international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer.

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

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. Calculating net discounted cash flows requires us to make significant estimates and assumptions related to forecasts of future revenues and discount rates. Changes in these assumptions could have a significant impact on the fair value of of trademarks. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. During 2021, the estimated fair values for certain intangible assets exceeded its carrying value by narrow margins. We believe that the expected future cash flows represent management's best estimate; however, if actual results differ materially from these estimates, we could record an impairment charge related to these intangible assets which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

Net Operating Losses

As of December 31, 2021, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $114.0 million, $74.0 million and $22.7 million, respectively, which begin to expire in 2028 unless utilized. The deferred tax assets, except for those recorded in Israel, were fully offset by a valuation allowance as of December 31, 2021 and 2020, and no income tax benefit has been recognized in our consolidated statements of operations.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, annual use of our pre-change NOLs may be limited in the post-change period in the event that an ‘‘ownership change’’ occurs, which is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. An additional Section 382 ownership change was deemed to have occurred following our follow-on offering in December 2018 resulting in a limitation of approximately $9.7 million per year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2021 and 2020 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2021, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2021, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2021, 2020 and 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OrthoPediatrics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 3, 2022

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,641	$28,758
Restricted cash	1,365	1,374
Short term investments	45,902	55,141
Accounts receivable - trade, less allowance for doubtful accounts of $347 and $433, respectively	17,942	17,212
Inventories, net	57,569	52,989
Notes receivable	—	337
Prepaid expenses and other current assets	3,229	2,618
Total current assets	133,648	158,429
Property and equipment, net	28,515	27,227
Other assets:
Amortizable intangible assets, net	55,494	50,284
Goodwill	72,349	70,511
Other intangible assets	14,268	13,961
Total other assets	142,111	134,756
Total assets	$304,274	$320,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$9,325	$10,038
Accrued compensation and benefits	5,351	4,540
Accrued legal settlements	—	6,342
Current portion of long-term debt with affiliate	137	131
Current portion of acquisition installment payable	12,862	12,233
Other current liabilities	2,040	1,744
Total current liabilities	29,715	35,028
Long-term liabilities:
Long-term debt with affiliate, net of current portion	907	1,044
Acquisition installment payable, net of current portion	14,309	12,784
Contingent consideration	28,910	30,710
Deferred income taxes	4,771	5,755
Other long-term liabilities	293	323
Total long-term liabilities	49,190	50,616
Total liabilities	78,905	85,644
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,677,214 shares and 19,560,291 shares issued and outstanding as of December 31, 2021 and December 31, 2020	5	5
Additional paid-in capital	394,899	388,622
Accumulated deficit	(178,026)	(161,766)
Accumulated other comprehensive income	8,491	7,907
Total stockholders' equity	225,369	234,768
Total liabilities and stockholders' equity	$304,274	$320,412

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2021	2020	2019

Net revenue	$98,049	$71,078	$72,552
Cost of revenue	24,646	16,047	17,933
Gross profit	73,403	55,031	54,619
Operating expenses:
Sales and marketing	39,673	31,854	31,284
General and administrative	46,061	38,317	26,664
Legal settlement expenses	150	6,342	—
Research and development	5,543	5,273	5,748
Total operating expenses	91,427	81,786	63,696
Operating loss	(18,024)	(26,755)	(9,077)
Other expenses:
Interest expense, net	2,247	3,412	3,538
Fair value adjustment of contingent consideration	(1,800)	3,520	—
Other expense (income)	(1,083)	(20)	70
Total other expenses	(636)	6,912	3,608
Loss before income taxes	(17,388)	(33,667)	(12,685)
Provision for income taxes (benefit)	(1,128)	(723)	—
Net loss from continuing operations	(16,260)	(32,944)	(12,685)
Net loss from discontinued operations	—	—	(1,046)
Net loss	$(16,260)	$(32,944)	$(13,731)
Weighted average common shares - basic and diluted	19,268,255	18,056,828	14,624,194
Net loss from continuing operations per share - basic and diluted	$(0.84)	$(1.82)	$(0.87)
Net loss from discontinued operations per share - basic and diluted	$—	$—	$(0.07)
Net loss per share - basic and diluted	$(0.84)	$(1.82)	$(0.94)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(16,260)	$(32,944)	$(13,731)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,157	7,857	620
Unrealized gain (loss) on short-term investments	(573)	53	—
Other comprehensive income, net of tax	584	7,910	620
Comprehensive loss	$(15,676)	$(25,034)	$(13,111)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Value
Balance at January 1, 2019	14,538,202	$4	$197,442	$(115,091)	$(623)	$81,732
Net loss	—	—	—	(13,731)	—	(13,731)
Consideration for Vilex and Orthex Acquisition	245,352	—	10,000	—	—	10,000
Restricted stock	145,153	—	2,603	—	—	2,603
Stock option exercise	38,921	—	1,141	—	—	1,141
Issuance of common stock, net of issuance cost	1,755,500	—	59,996	—	—	59,996
Other comprehensive income	—	—	—	—	620	620
Balance at December 31, 2019	16,723,128	$4	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	(32,944)	—	(32,944)
Restricted stock	162,125	—	6,196	—	—	6,196
Stock option exercise	53,270	—	1,650	—	—	1,650
Consideration for ApiFix and Telos acquisitions and Band-Lok intellectual property purchase	1,025,782	—	39,388	—	—	39,388
Issuance of common stock, net of issuance cost	1,595,986	1	70,206	—	—	70,207
Other comprehensive income	—	—	—	—	7,910	7,910
Balance at December 31, 2020	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net Loss	—	—	—	(16,260)	—	(16,260)
Stock option exercise	4,422	—	137	—	—	137
Restricted stock	107,902	—	5,842	—	—	5,842
Consideration for Devise Ortho acquired assets	4,599	—	298	—	—	298
Other comprehensive income	—	—	—	—	584	584
Balance at December 31, 2021	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net loss	$(16,260)	$(32,944)	$(13,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of discontinued operations	—	—	210
Depreciation and amortization	10,680	8,010	4,671
Stock-based compensation	5,842	6,196	2,603
Fair value adjustment of contingent consideration	(1,800)	3,520	—
Acquisition installment payable	2,154	2,397	—
Deferred income taxes	(1,128)	(723)	—
Changes in certain current assets and liabilities:
Accounts receivable - trade	(466)	(451)	(5,820)
Inventories	(5,050)	(12,070)	(9,767)
Prepaid expenses and other current assets	(637)	(719)	(137)
Accounts payable - trade	(567)	3,071	2,401
Accrued legal settlements	(6,342)	6,342	—
Accrued expenses and other liabilities	1,095	(1,074)	1,946
Other	(584)	(85)	(1)
Net cash used in operating activities - continuing operations	(13,063)	(18,530)	(17,625)
Net cash used by operating activities - discontinued operations	—	—	(144)
Net cash used in operating activities	(13,063)	(18,530)	(17,769)
INVESTING ACTIVITIES
Acquisition of Devise Ortho assets	(650)	—	—
Acquisition of Telos, net of cash acquired	—	(1,670)	—
Acquisition of ApiFix, net of cash acquired	—	(1,723)	—
Acquisition of Band-Lok intangible assets	—	(796)	—
Acquisition of Vilex and Orthex, net of cash acquired	—	—	(49,836)
Purchases of licenses	(7,908)	—	(270)
Sale of short term investments	9,250	—	—
Purchase of short term investments	—	(55,000)	—
Purchases of property and equipment	(8,103)	(10,504)	(11,816)
Net cash used in investing activities	(7,411)	(69,693)	(61,922)
FINANCING ACTIVITIES
Payments on note with affiliate	—	(25,000)	—
Proceeds from issuance of debt with affiliate	—	—	30,000
Proceeds from issuance of common stock, net of issuance costs	—	70,207	59,996
Proceeds from exercise of stock options	137	1,650	1141
Payments on mortgage notes	(131)	(125)	(118)
Net cash provided by financing activities	6	46,732	91,019
Effect of exchange rate changes on cash	(658)	(404)	8
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(21,126)	(41,895)	11,336
Cash and restricted cash, beginning of period	30,132	72,027	60,691
Cash and restricted cash, end of period	$9,006	$30,132	$72,027

	2021	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$56	$1,233	$4,229
Transfer of instruments from property and equipment to inventory	$453	$415	$1,037
Issuance of common shares to acquire Vilex and Orthex	$—	$—	$10,000
Issuance of common shares to acquire Telos	$—	$1,568	$—
Issuance of common shares to acquire ApiFix	$—	$35,176	$—
Issuance of common shares to purchase Band-Lok intellectual property	$—	$2,644	$—
Issuance of common shares to purchase Devise Ortho assets	$298	$—	$—
Divestiture consideration allocated to assets held for sale (See Note 4)	$—	$—	$25,000
Payment of Term Note B with revolving credit facility (See Note 9)	$—	$—	$5,000

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020 and for the three years in the period ended
December 31, 2021
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 234,000 children. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3,300 opportunity globally, including over $1,500 in the United States.

A novel strain of the coronavirus disease was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators have instructed hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate our sales team and our surgeons on our products. During 2020 and 2021, we continued to focus on developing innovative solutions, acquired multiple enabling technologies, invested in both new and existing partnerships and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy. The extent to which COVID-19 may continue to negatively impact the Company's consolidated financial position, results of operations or cash flows is uncertain and will be closely monitored.

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

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $178,026 and $161,766 as of December 31, 2021 and 2020, respectively.

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

Beginning in early 2017 and continuing through 2021, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Australia. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets except for investments classified as asset backed securities which we identify as Level 2. These securities are predominately priced by third parties, either a pricing vendor or dealer. When a quoted price in an active market for an identical security is not available these third parties will utilize an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. Contingent consideration represents the system sales payment the Company is obligated to make. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 6 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

Revenue from Contracts with Customers

In accordance with ASC 606, "Revenue from Contracts with Customers," revenue is recognized when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customers, generally upon implantation or when title passes upon shipment. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

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
Beginning in early 2017and continuing through 2021, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. In the year ended December 31, 2020, the Company recorded a $2,730 revenue reduction due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment. Pricing for each customer is dictated by a unique pricing agreement.

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

The Company invests in available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Consolidated Balance Sheets. The company includes unrealized gains or losses, as a component of other comprehensive income in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company considers available information to determine whether the decline is "other than temporary" and, if so, reflects the change on the Consolidated Statements of Operations. There were no such losses recognized in the accompanying Consolidated Statements of Operations.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2021 and 2020 Consolidated Balance Sheets. These funds were to remain restricted until August 31, 2021 at which time, they were to be released to the Company subject to no claims related to the purchase; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter. See Note 16 - Commitments and Contingencies for further detail. The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The allowance for doubtful accounts was $347 and $433 as of year ended December 31, 2021 and 2020, respectively.

The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2021	2020	2019
Balance at beginning of year	$433	$506	$134
Adjustments charged to expense (income)	(5)	274	424
Write-offs	81	347	52
Balance at end of year	$347	$433	$506

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

Charges for excess and obsolete inventory are included in cost of revenue and were $1,100, $1,269 and $604 for the years ended December 31, 2021, 2020 and 2019, respectively.

Costs Related to Common Stock Offerings

On December 13, 2019, we completed a public offering of our common stock. Offering expenses of $235, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

On June 22, 2020, we completed another public offering of our common stock. Offering expenses of $481, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

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

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. No impairment charges were recorded in any of the periods presented.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. Both are included as a component of other expenses on the consolidated statement of operations. The amount of expense recorded in interest expense, net was $2,155 and $2,397 for the twelve month period ended December 31, 2021 and 2020, respectively. Adjustments in the fair value of the contingent consideration payment were recognized as income of $1,800 and expense of $3,520 for the twelve month period ended December 31, 2021 and 2020, respectively.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $803, $635 and $599, for the years ended December 31, 2021, 2020 and 2019, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $2,899, $2,261 and $2,788, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $898, $1,231 and $1,422 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Immediately prior to our IPO, we adopted our 2017 Incentive Award Plan (the “2017 Plan”) which replaced the 2007 Plan. The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,832,460 shares for award.

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

Foundation for Advancing Pediatric Orthopedics

The Company may periodically make contributions to the Foundation for Advancing Pediatric Orthopedics (the "Foundation"). The Foundation was incorporated in 2018 exclusively for pediatric orthopedic research and education and qualifies under IRC 501(c)(3) as an exempt private foundation. The mission of the Foundation is to enhance the knowledge and experience, through education and research, of surgical trainees or practicing surgeons who are involved in helping children with orthopaedic disorders and injuries. The Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $88, $325 and $500 to the Foundation during the years ended December 31, 2021, 2020 and 2019, respectively. These contributions were recorded in general and administrative expenses.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

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

Litigation and Contingencies

Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. No accrued legal fees outside the course of ordinary business were recorded for the year ended December 31, 2021. The Company recorded an accrual of $6,342 for legal settlements for the year ended December 31, 2020. During 2021, there were no material adjustments to the accrued legal settlements recorded in 2020 and the settlement amounts were paid, resolving the related legal proceedings.

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

“Emerging Growth Company” Reporting Requirements

We qualify as an “emerging growth company” as defined in the JOBS Act. "Emerging growth companies" may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Our status as an emerging growth company will remain until December 31, 2022. As such, our external auditors for the fiscal year ending December 31, 2022 will be required to provide an attestation on the status of our internal controls under Section 404(b) of the Sarbanes-Oxley Act.

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

In May 2021, the FASB issued ASU No. 2021-04 "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)". This ASU is intended to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company will adopt ASU 2021-04 effective January 1, 2022. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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

NOTE 3 – BUSINESS COMBINATIONS

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

The following table summarizes the total consideration paid for ApiFix and allocation of purchase price to the final fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Description	Amount
Fair value of total acquisition consideration	$87,379
Assets
Cash	344
Accounts receivable-trade	245
Inventories	685
Prepaid expenses and other current assets	77
Property and equipment	153
Amortizable intangible assets	32,150
Other intangible assets	8,640
Operating lease right-of-use asset	104
Total assets	42,398
Liabilities
Accounts payable and accrued liabilities	226
Operating lease liabilities	106
Other current liabilities	270
Deferred income taxes	6,487
Total liabilities	7,089
Less: total net assets	35,309
Goodwill	$52,070

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
	$40,790

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the second anniversary payment of $13,000 on the anniversary date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any. Pursuant to the acquisition agreement, both the anniversary installments and the system sales payment require a minimum cash payment of 25 percent of the total amount due. The remaining 75 percent may be paid with common stock.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of the payment will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustments in the fair value of the contingent consideration payment were recognized as income of $1,800 and expense of $3,520 for the twelve month period ended December 31, 2021 and 2020, respectively, in other expenses on the consolidated statements of operations. An additional $2,155 and $2,397 was recognized as interest expense for the twelve month period ended December 31, 2021 and 2020, respectively, on the consolidated statements of operations for the accretion of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and fair value of the system sales payment related to the ApiFix acquisition:

	December 31, 2021	December 31, 2020	April 1, 2020
Anniversary Payments:
Second Year Payment	$12,862	$12,233	$10,980
Third Year Payment	7,075	6,335	5,780
Fourth Year Payment	7,234	6,449	5,860
Total acquisition installment payable	27,171	25,017	22,620
Less: current portion of acquisition installment payable	12,862	12,233	10,980
Acquisition installment payable, net of current portion	14,309	12,784	11,640
System sales payment	28,910	30,710	27,190
ApiFix future consideration, net of current portion	$43,219	$43,494	$38,830

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

The following table summarizes the total consideration paid for Telos and allocation of purchase price to the final fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The following table summarizes the total consideration paid for Vilex and Orthex and allocation of purchase price to the final fair value of the assets acquired and liabilities assumed at the acquisition date:

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

The Company elected to perform a qualitative analysis for its reporting unit as of October 1, 2021. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting unit was less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill at January 1, 2020	$13,773
Telos acquisition	1,874
Orthex measurement period adjustment	(688)
ApiFix acquisition	52,070
Foreign currency translation impact	3,482
Goodwill at January 1, 2021	$70,511
Foreign currency translation impact	1,838
Goodwill at December 31, 2021	$72,349

Intangible Assets

As of December 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.7 years	$44,493	$(5,664)	$38,829
Intellectual Property	10.1 years	9,847	(1,408)	8,439
License agreements	5.5 years	10,674	(2,448)	8,226
Total amortizable assets		$65,014	$(9,520)	$55,494

As of December 31, 2020, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	14.7 years	$43,363	$(2,650)	$40,713
Intellectual Property	10.3 years	8,990	(744)	8,246
License agreements	2.7 years	2,765	(1,440)	1,325
Total amortizable assets		$55,118	$(4,834)	50,284

Amortization expense was $4,531, $3,246 and $887 for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2022	$5,216
2023	5,245
2024	5,144
2025	4,954
2026	4,936
Thereafter	29,999
$55,494

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launch is in 2022 through 2024 for products for which we previously obtained licensing.

On October 20, 2021, we purchased certain intellectual property assets from Devise Ortho, Inc. related to its Drive Rail external fixation system. We recorded $840 which will be amortized over the life of the patents, or approximately 16 years. In addition to the intellectual property, the Company purchased $108 of inventory from Devise Ortho, Inc. The total consideration of $948 was paid using $650 in cash and 4,599 shares of the Company's common stock, representing approximately $298 (based on the closing share price of $64.83 on October 20, 2021).

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

Trademarks are recorded as indefinite-lived intangible assets in the amounts of $14,268 and $13,961 as of December 31, 2021 and 2020, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Orthex on June 4, 2019 valued at $4,230, the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. Trademarks are recorded in Other Intangible assets on the Consolidated Balance Sheets. The change in balance during 2021 was the result of foreign currency translation of the ApiFix trademark.

The Company tests intangible assets with indefinite lives for impairment annually on October 1st or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the estimated fair value of the asset, as represented by the net discount future cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. Based upon the Company's analysis, no impairment chargers were recorded to its intangible assets.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$22,476	$—	$—	$22,476
Treasury Bonds	$14,317	$—	$—	$14,317
Asset Backed Securities	$—	$8,272	$—	$8,272
Other	$837	$—	$—	$837
Financial Liabilities
Contingent Consideration	$—	$—	$28,910	$28,910
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$15,002	$—	$—	$15,002
Short term investments
Exchange Trade Mutual Funds	$35,208	$—	$—	$35,208
Corporate Bonds	$9,616	$—	$—	$9,616
Treasury Bonds	$6,520	$—	$—	$6,520
Other	$3,797	$—	$—	$3,797
Financial Liabilities		$—	$—
Contingent Consideration	$—	$—	$30,710	$30,710

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's level 2 asset pertains to certain asset-backed securities, collateralized by non-mortgage-related consumer debt. These securities are predominately priced by third parties, either by a pricing vendor or dealer.

The Company's Level 3 instrument consists of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments resulted in income of $1,800 and expense of $3,520 for the year ended December 31, 2021 and 2020, respectively. No expense was recorded in 2019.

The following table summarizes the change in fair value of the Level 3 instrument:

Total
Balance at January 1, 2020	$—
Contingent consideration recorded as a result of the acquisition (Note 3)	27,190
Increase in fair value of contingent consideration	3,520
Balance at December 31, 2020	$30,710
Decrease in fair value of contingent consideration	(1,800)
Balance at December 31, 2021	$28,910

The recurring Level 3 fair value measurements of the contingent consideration liability associated with the ApiFix system sales milestone include the following significant unobservable inputs as of December 31, 2021, 2020 and the date of acquisition, respectively:

	December 31, 2021	December 31, 2020	April 1, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	18.4%	25.8%	23.1%
Volatility factor	50.3%	51.8%	43.7%
Expected Years	2.4 years	3.5 years	4.1 years

(1) The present value discount rate includes estimated risk premium.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Land	$1,645	$1,645
Building and building improvements	4,078	2,591
Computer equipment and software	2,541	2,218
Office and other equipment	1,958	1,060
Instruments	34,094	29,916
Sample inventory	2,483	2,453
Construction in progress	4,805	4,995
	51,604	44,878
Less: accumulated depreciation	(23,089)	(17,651)
Total property and equipment, net	$28,515	$27,227

Depreciation expense is included in general and administrative expenses and was $6,148, $4,660 and $3,749 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 8 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2021	2020
Accrued compensation and related costs	$2,357	$1,896
Accrued commissions	2,994	2,644
Total accrued compensation and benefits	$5,351	$4,540

NOTE 9 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2021	2020
Mortgage payable to affiliate	$1,044	$1,175
Total debt	1,044	1,175
Less: current maturities	137	131
Long-term debt, net of current maturities	$907	$1,044

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

On August 4, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to its First Amended Loan Agreement with Squadron (as so further amended, the “Second Amended Loan Agreement”). Pursuant to the Second Amendment, the First Amended Loan Agreement’s revolving credit commitment was increased from the previously established $15,000 to $25,000. The Company also agreed to pay Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears and is recorded in interest, net. The unused commitment fee paid to Squadron for the years ended December 31, 2021 and 2020 was $127 and $52, respectively.

Effective December 31, 2021, the Company entered into a Third Amendment (the "Third Amendment") to its Second Amended Loan Agreement with Squadron (as so further amended, the "Third Amended Loan Agreement"). The Third Amendment addresses the transition of the interest rate calculation from LIBOR to a SOFR (Secured Overnight Financing Rate) based rate. The previous interest rate on the facilities was at the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. Following the Third Amendment, the interest rate on the revolving credit facility is the greater of (a) six month SOFR plus 8.69% and (b) 10.0%.
Borrowings under the revolving credit facility will be made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024. There are no outstanding term loan obligations under the Third Amended Loan Agreement.

Borrowings under the Third Amended Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the Third Amended Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2021 and 2020, the mortgage balance was $1,044 and $1,175, respectively, of which current principal due of $137 and $131, respectively, was included in current portion of long-term debt.

At December 31, 2021, the aggregate future principal payments on our debt arrangements are as follows:

2022	$137
2023	144
2024	152
2025	160
2026	168
Thereafter	283
$1,044

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $56, $1,233 and $4,229 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 10 - INCOME TAXES

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

Total income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 was allocated as follows:

	2021	2020	2019
Income from continuing operations	$(1,128)	$(723)	$—
Income from discontinued operations	—	—	(660)
Total tax expense (benefit)	$(1,128)	$(723)	$(660)

For the years ended December 31, 2021, 2020 and 2019 loss from continuing operations before taxes of the Company consists of the following:

	2021	2020	2019
Domestic	$(9,232)	$(28,756)	$(12,010)
Foreign	(8,156)	(4,911)	(675)
Total	$(17,388)	$(33,667)	$(12,685)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Deferred:
Federal	$—	$—	$1,033
State	—	—	37
Foreign	(1,128)	(723)	—
Decrease in valuation allowance	—	—	(1,070)
Total income tax expense (benefit)	$(1,128)	$(723)	$—

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of federal benefit	2.0%	1.8%	(0.7)%
Effect of foreign rates different from statutory	(0.1)%	0.1%	—%
Change in state rate	(1.3)%	(2.5)%	(1.3)%
Excess tax benefits from stock plans	7.5%	0.6%	0.3%
Nondeductible/nontaxable or other items	11.9%	0.5%	—%
Unborn foreign tax deduction	(1.5)%	4.0%	—%
Change in valuation allowance	(33.1)%	(23.4)%	(19.3)%
Income tax (expense) benefit	6.3%	2.1%	—%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Inventories, net	$4,206	$2,715
Stock based compensation	2,454	1,938
Loss carryforwards	35,421	29,050
Credit carryforwards	176	176
Interest carryforward	338	1,851
Accrued Settlements	—	1,467
Other	444	382
Total deferred tax assets	43,039	37,579
Valuation allowance	(38,911)	(33,160)
Net deferred tax assets	4,128	4,419
Deferred tax liabilities:
Intangibles	(7,518)	(9,120)
Property, plant and equipment	(1,238)	(1,054)
Total deferred tax liabilities	(8,756)	(10,174)
Foreign currency translation impact	(143)	—
Deferred tax assets (liabilities), net	$(4,771)	$(5,755)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2021 and 2020, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The Company has recorded a tax benefit during the years ended December 31, 2021 and 2020, for losses generated in Israel. As of December 31, 2021, we had available federal, state and foreign tax loss carryforwards of $114,008, $73,997 and $22,671, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Israel.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2021, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.
At December 31, 2021, our foreign operations held cash totaling $2,444. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

NOTE 11 - STOCKHOLDERS’ EQUITY

Prior to our IPO, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provides for grants of options and restricted stock to employees, directors and associated third-party representatives of our company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

Immediately prior to our IPO, we adopted our 2017 Incentive Award Plan (the “2017 Plan”) which replaced the 2007 Plan. The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,832,460 shares for award. As of December 31, 2021, the Plan had 694,186 shares available for issuance.

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2019	112,094	$30.32	1.8
Forfeited or expired	(2,546)	$27.61
Exercised	(38,920)	$29.30
Outstanding at December 31, 2019	70,628	$30.97	1.2
Forfeited or expired	(4,556)	$30.97
Exercised	(53,270)	$30.97
Outstanding at December 31, 2020	12,802	$30.97	1.6
Forfeited or expired	(1,742)	$30.97
Exercised	(4,422)	$30.97
Outstanding at December 31, 2021	6,638	$30.97	1.3

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2021 and 2020, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2019	177,293	2.2
Granted	154,769
Forfeited	(9,616)
Outstanding at Vested	(4,444)
Outstanding at December 31, 2019	318,002	1.7
Granted	164,010
Forfeited	(1,885)
Outstanding at Vested	(43,397)
Outstanding at December 31, 2020	436,730	1.1
Granted	114,256
Forfeited	(6,354)
Vested	(176,186)
Outstanding at December 31, 2021	368,446	1.1
Restricted stock exercisable at December 31, 2021	—

At December 31, 2021, there was $7,075 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

Stock-based compensation expense on restricted stock amounted to $5,842, $6,196 and $2,603 for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in the stock compensation expense for the twelve months ended December 31, 2021 was primarily driven by the lack of one-time stock grants related to executive management transitions that vested immediately resulting in an additional $1,542 of expense which did not repeat in 2021.

Warrants

Our warrant activity and related information are summarized below:

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2019	6,790	$27.81
Forfeited or expired	(6,386)	$27.61
Outstanding at December 31, 2019	404	$30.97
Forfeited or expired	(404)	$30.97
Outstanding at December 31, 2020	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2021	—	$—

For all periods presented, the warrants were issued at exercise prices ranging from $27.61 to $30.97 per share. The warrants generally have a 10-year term. No warrants have been exercised during each of the three years in the period ended December 31, 2021. At inception and as of December 31, 2021, 2020 and 2019, no fair value was assigned to the warrants.

NOTE 12 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021	2020	2019
Net loss from continuing operations	$(16,260)	$(32,944)	$(12,685)
Net loss from discontinued operations	—	—	(1,046)
Net loss attributable to common stockholders - basic and diluted	$(16,260)	$(32,944)	$(13,731)
Weighted average number of shares - basic and diluted	19,268,255	18,056,828	14,624,194
Net loss from continuing operations per share - basic and diluted	$(0.84)	$(1.82)	$(0.87)
Net loss from discontinued operations per share - basic and diluted	—	—	(0.07)
Net loss per share - basic and diluted	$(0.84)	$(1.82)	$(0.94)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Year Ended December 31,
	2021	2020	2019
Restricted stock	368,446	436,730	318,002
Stock options	6,638	12,802	70,628
Warrants	—	—	404
	375,084	449,532	389,034

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2021 or 2020.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2021	2020	2019
U.S.	$77,781	$62,966	$55,055
International	20,268	8,112	17,497
Total	$98,049	$71,078	$72,552

	Year Ended December 31,
Product sales by category:	2021	2020	2019
Trauma and deformity	$65,829	$47,677	$49,371
Scoliosis	28,046	20,738	21,485
Sports medicine/other	4,174	2,663	1,696
Total	$98,049	$71,078	$72,552

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2021, 2020 and 2019.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $750, $2,622 and $3,933 for the years ended December 31, 2021, 2020 and 2019, respectively.

On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. For the year ended December 31, 2021, sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, were $224 and $702, respectively. For the year ended December 31, 2020 sales and payments related to inventory purchases were $595 and $2,900, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. Effective January 1, 2019, we elected to match our employees' 401(k) contributions up to 3% of employees' salary. This was increased to 4% effective January 1, 2020. For the years ended December 31, 2021 and 2020, we matched $510 and $439, respectively of our employees' 401(k) contributions.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2021, the Company has recorded a lease liability of $293 and corresponding right-of-use asset of $297 on its consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

K2M - Alleged Patent Infringement

On January 20, 2017, K2M, Inc. filed suit against us in the United States District Court for the District of Delaware (K2M, Inc. v. OrthoPediatrics Corp. et al., Case No. 1:17-cv-0061) seeking unspecified damages for alleged infringement of U.S. Patent No. 9,532,816. The complaint was amended on August 21, 2017 to add, among other things, a claim of patent infringement regarding U.S. Patent No. 9,655,664. These patents relate to certain instruments used in our RESPONSE™ spine systems, which represent a portion of our total scoliosis portfolio. We denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On November 19, 2019, K2M amended its complaint to add two (2) additional issued patents, to add claims of patent infringement regarding U.S. Patent Nos. 10,285,735 and 10,292,736 (both issued in May 2019). Like before, these newly issued K2M patents relate to certain instruments used in our RESPONSE spine systems, and we denied these claims and responded with counterclaims seeking declaratory relief that the patents in question are both invalid and not infringed. On June 29, 2021, the parties settled the matter, and subsequently filed a Joint Stipulation of Dismissal With Prejudice concerning all claims and counterclaims, which the Court subsequently granted and ordered. The Company previously accrued for the related expense during the fourth quarter of 2020. No material modifications were made to the accrual during 2021, and the payment made during the second quarter 2021 satisfied all liabilities associated with this matter.

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

On May 13, 2021, the Court ordered the lawsuit stayed pending arbitration. To the extent the Plaintiff desires to further pursue the matter, it must first do so through a separate arbitration proceeding. In mid-November 2021, the Plaintiff initiated an arbitration proceeding. In connection with the stay order, the Court also ordered the Company, Orthex and Squadron to give notice to the Plaintiff before any attempt to dispose, assign, sell or otherwise encumber the ‘377 Patent. The Company, Orthex and Squadron filed an appeal of this component of the order, but the appellate court affirmed the lower court’s decision. The Company, Orthex and Squadron have not sought to further pursue an appeal of the subject order.

Although we believe the IMED lawsuit is without merit and will vigorously defend the claims asserted against us, arbitration and litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

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

Thereafter, in January 2021, Wishbone filed a motion to dismiss all OrthoPediatrics’ causes of action. In late August 2021, the Court denied Wishbone's motion to dismiss with respect to OrthoPediatrics’ infringement and breach of contract claims and dismissed OrthoPediatrics' remaining causes of action. In late September 2021, Wishbone filed its answer and counterclaims, in part, seeking declaratory judgment of non-infringement and invalidity of the ‘377 Patent, and alleging OrthoPediatrics patent infringement claim(s) against Wishbone was made in bad faith. In mid-October 2021, OrthoPediatrics filed its answer to Wishbone’s counterclaims, denying all of them. Although we believe Wishbone’s counterclaims are without merit and will vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have an adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company has agreed to a minimum purchase commitment for the first twelve months of that agreement. As of December 31, 2021, the remaining purchase commitment under the agreement was $1.9 million.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. During the year ended December 31, 2021, the Company did not reach the minimum performance metrics. As such, the Company recorded $0.5 million as a component of cost of revenue for the shortfall which occurred during the year. no expense was recorded for the years ended December 31, 2020 or 2019.

Royalties

As of December 31, 2021, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $10 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2021, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly financial data presented should be read in conjunction with the consolidated financial statements and related notes.

	Three Months Ended
	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021
Net revenue	$21,462	$26,695	$25,079	$24,813
Gross profit	16,325	20,443	18,554	18,081
Operating loss	(5,973)	(2,846)	(3,644)	(5,561)
Loss before income tax benefit	(10,691)	(4,042)	(2,489)	(166)
Provision for income taxes (benefit)	(312)	(286)	(292)	(238)
Net loss	(10,379)	(3,756)	(2,197)	72
Net loss per share - basic and diluted	$(0.54)	$(0.19)	$(0.11)	$—
	Three Months Ended
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Net revenue	$16,356	$13,593	$22,205	$18,924
Gross profit	12,213	10,061	17,639	15,118
Operating loss	(4,497)	(7,017)	(2,498)	(12,743)
Loss before income tax benefit	(4,945)	(9,447)	(4,539)	(14,736)
Provision for income taxes (benefit)	—	—	—	(723)
Net loss	(4,945)	(9,447)	(4,539)	(14,013)
Net loss per share - basic and diluted	$(0.30)	$(0.54)	$(0.24)	$(0.73)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2021, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. For as long as we remain an "emerging growth company" we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated balance sheets at December 31, 2021 and 2020
Consolidated statements of operations, years ended December 31, 2021, 2020 and 2019
Consolidated statements of comprehensive loss, years ended December 31, 2021, 2020 and 2019
Consolidated statements of stockholders' equity, years ended December 31, 2021, 2020 and 2019
Consolidated statements of cash flows, years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements

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
10.1
Form of Director and Executive Officer Indemnification and Advancement Agreement (Incorporated by reference to Exhibit 10.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

10.2	*	OrthoPediatrics Corp. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)
10.3	*	OrthoPediatrics Corp. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)
10.4	*
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective January 1, 2022 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 4, 2021) (SEC File No. 001-38242)

10.5	*
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

10.9	*	Form of OrthoPediatrics Corp. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

10.10
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.11
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.12
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.13
First Amended and Restated Revolving Note, dated August 4, 2020, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.4 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.14
Third Amendment to the Fourth Amended and Restated Loan Agreement, date as of December 31, 2021, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 6, 2022) (SEC File No. 001-38242)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2022.

OrthoPediatrics Corp.

By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 3rd day of March, 2022.

/s/ David R. Bailey	/s/ Fred L. Hite
David R. Bailey Director, President and Chief Executive Officer (Principal Executive Officer)	Fred L. Hite Director, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

*	*
Mark C. Throdahl Director	Bryan W. Hughes Director

*	*
Terry D. Schlotterback Director	David R. Pelizzon Director

*	*
Stephen F. Burns Director	Kevin L. Unger Director

*	*
Marie C. Infante Director	Samuel D. Riccitelli Director

*
Harold Ruf Director

* By Daniel J. Gerritzen as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors identified above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Daniel J. Gerritzen

Daniel J. Gerritzen

As Attorney-in-Fact
March 3, 2022