Form 10-Q
period 2022-03-31
ORTHOPEDIATRICS CORP
filed 2022-05-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 20,229,901 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2022 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,957	$7,641
Restricted cash	1,363	1,365
Short term investments	27,068	45,902
Accounts receivable - trade, less allowance for doubtful accounts of $357 and $347, respectively	17,911	17,942
Inventories, net	64,077	57,569
Prepaid expenses and other current assets	3,048	3,229
Total current assets	131,424	133,648
Property and equipment, net	31,068	28,515
Other assets:
Amortizable intangible assets, net	53,476	55,494
Goodwill	70,987	72,349
Other intangible assets	14,040	14,268
Total other assets	138,503	142,111

Total assets	$300,995	$304,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$14,578	$9,325
Accrued compensation and benefits	4,433	5,351
Current portion of long-term debt with affiliate	139	137
Current portion of acquisition installment payable	12,934	12,862
Other current liabilities	2,249	2,040
Total current liabilities	34,333	29,715
Long-term liabilities:
Long-term debt with affiliate, net of current portion	872	907
Acquisition installment payable, net of current portion	14,690	14,309
Contingent consideration	31,480	28,910
Deferred income taxes	4,335	4,771
Other long-term liabilities	241	293
Total long-term liabilities	51,618	49,190

Total liabilities	85,951	78,905

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 19,821,298 shares and 19,677,214 shares issued as of March 31, 2022 (unaudited) and December 31, 2021, respectively	5	5
Additional paid-in capital	396,425	394,899
Accumulated deficit	(187,126)	(178,026)
Accumulated other comprehensive income	5,740	8,491
Total stockholders' equity	215,044	225,369
Total liabilities and stockholders' equity	$300,995	$304,274

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$23,417	$21,462
Cost of revenue	4,851	5,137
Gross profit	18,566	16,325
Operating expenses:
Sales and marketing	9,758	8,949
General and administrative	13,167	12,041
Research and development	2,027	1,308
Total operating expenses	24,952	22,298
Operating loss	(6,386)	(5,973)
Other expenses:
Interest expense, net	566	728
Fair value adjustment of contingent consideration	2,570	4,150
Other income	(105)	(160)
Total other expenses	3,031	4,718
Loss before income taxes	$(9,417)	$(10,691)
Provision for income taxes (benefit)	(317)	(312)
Net loss	$(9,100)	$(10,379)
Weighted average common stock - basic and diluted	19,366,911	19,200,231
Net loss per share - basic and diluted	$(0.47)	$(0.54)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,100)	$(10,379)
Other comprehensive loss:
Foreign currency translation adjustment	(2,198)	(3,499)
Unrealized loss on short-term investments	(553)	(123)
Other comprehensive loss, net of tax	(2,751)	(3,622)
Comprehensive loss	$(11,851)	$(14,001)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net loss	—	—	—	(9,100)	—	(9,100)
Other comprehensive loss	—	—	—	—	(2,751)	(2,751)
Restricted stock	144,084	—	1,526	—	—	1,526
Balance at March 31, 2022	19,821,298	$5	$396,425	$(187,126)	$5,740	$215,044

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive loss	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(9,100)	$(10,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,961	2,539
Stock-based compensation	1,526	1,316
Fair value adjustment of contingent consideration	2,570	4,150
Acquisition installment payable	453	644
Deferred income taxes	(317)	(312)
Changes in certain current assets and liabilities:
Accounts receivable - trade	2	653
Inventories	(6,750)	(2,508)
Prepaid expenses and other current assets	112	708
Accounts payable - trade	5,258	2,058
Accrued legal settlements	—	(1,092)
Accrued expenses and other liabilities	(690)	446
Other	(222)	(138)
Net cash used in operating activities	(4,197)	(1,915)

INVESTING ACTIVITIES
Sale of short-term marketable securities	18,500	—
Purchases of licenses	—	(2,858)
Purchases of property and equipment	(4,197)	(2,749)
Net cash provided by (used in) investing activities	14,303	(5,607)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	62
Payments on mortgage notes	(33)	(32)
Net cash (used in) provided by financing activities	(33)	30

Effect of exchange rate changes on cash	241	155

NET (DECREASE) INCREASE IN CASH	10,314	(7,337)

Cash and restricted cash, beginning of year	$9,006	$30,132
Cash and restricted cash, end of period	$19,320	$22,795

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$13	$15
Transfer of instruments from property and equipment to inventory	$(54)	$57
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

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 243,000 children. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3,300 opportunity globally, including over $1,500 in the United States.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

A novel strain of the coronavirus disease was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in preparation for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. We continue to train and educate our sales team and our surgeons on our products. We have continued to focus on developing innovative solutions, acquired multiple enabling technologies, invested in both new and existing partnerships and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy. The extent to which COVID-19 may continue to negatively impact the Company's consolidated financial position, results of operations or cash flows is uncertain and will be closely monitored.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2022. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $187,126 and $178,026 as of March 31, 2022 and December 31, 2021, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at March 31, 2022 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

Use of Estimates

Preparation of our condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as of the date of the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. We use historical experience and other assumptions as the basis for our judgments and estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in our consolidated financial statements.

Foreign Currency Transactions

We currently bill our international stocking distributors in U.S. dollars, resulting in minimal foreign exchange transaction expense.

Beginning in early 2017 and continuing through 2021, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland,

Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the March 31, 2022 and December 31, 2021 condensed consolidated balance sheets. These funds were to remain restricted until August 31, 2021, at which time, they were to be released to the Company subject to no claims related to the purchase being asserted; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter (see “Legal Proceedings” under Note 12 – Commitments and Contingencies for additional information). The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets except for investments classified as asset backed securities which we identify as Level 2. These securities are predominately priced by third parties, either a pricing vendor or dealer. When a quoted price in an active market for an identical security is not available these third parties will utilize an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. Contingent consideration represents the system sales payment the Company is obligated to make. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 4 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of our one reporting unit exceeds its respective fair value. No impairment charges were recorded in any of the periods presented.

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

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Acquisition installment payables, which are fixed future payments, are recorded at their net present value, and contingent consideration is recorded at fair value as determined by management with the assistance of an independent valuation specialist at the original issuance date and is marked to fair value on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable is recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration on the condensed consolidated statement of operations. The amount of expense related to acquisition installment payables recorded in interest expense, net for the three months ended March 31, 2022 and March 31, 2021 were $453 and $644, respectively. The fair value adjustments of contingent consideration for the three months ended March 31, 2022 and March 31, 2021 were expense adjustments of $2,570 and $4,150, respectively.

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

“Emerging Growth Company” and "Smaller Reporting Company" Reporting Requirements

We qualify as an “emerging growth company” as defined in the JOBS Act. "Emerging growth companies" may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Our status as an emerging growth company will remain until December 31, 2022. As such, our external auditors for the fiscal year ending December 31, 2022 will be required to provide an attestation over the operating effectiveness of our internal controls under Section 404(b) of the Sarbanes-Oxley Act.

Section 107 of the JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we have been and will continue to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

In May 2021, the FASB issued ASU No. 2021-04 "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)". This ASU is intended to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.

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

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

Total
Goodwill at January 1, 2022	$72,349
Foreign currency translation impact	(1,362)
Goodwill at March 31, 2022	$70,987

Intangible Assets

As of March 31, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.5 years	$43,656	$(6,287)	$37,369
Intellectual Property	9.8 years	9,834	(1,584)	8,250
License Agreements	5.2 years	10,674	(2,817)	7,857
Total amortizable assets		$64,164	$(10,688)	$53,476

As of December 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.7 years	$44,493	$(5,664)	$38,829
Intellectual Property	10.1 years	9,847	(1408)	8,439
License Agreements	5.5 years	10,674	(2,448)	8,226
Total amortizable assets		$65,014	$(9,520)	$55,494

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $14,040 and $14,268 as of March 31, 2022 and December 31, 2021, respectively. Trademarks are recorded in Other Intangible assets on the condensed consolidated balance sheets. The change in balance during the three months ended March 31, 2022 was the result of foreign currency translation of the ApiFix trademark.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$13,776	$—	$—	$13,776
Treasury Bonds	$7,445	$—	$—	$7,445
Asset Backed Securities	$—	$5,261	$—	$5,261
Other	$586	$—	$—	$586
Financial Liabilities
Contingent Consideration	$—	$—	$31,480	$31,480

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$22,476	$—	$—	$22,476
Treasury Bonds	$14,317	$—	$—	$14,317
Asset Backed Securities	$—	$8,272	$—	$8,272
Other	$837	$—	$—	$837
Financial Liabilities
Contingent Consideration	$—	$—	$28,910	$28,910

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustments in the fair value of the contingent consideration payments included expense adjustment of $2,570 and $4,150 for the three month periods ended March 31, 2022 and March 31, 2021, respectively, in other expenses on the condensed consolidated statements of operations.

The following table summarizes the change in fair value of Level 3 instruments in 2022:

Total
Balance at January 1, 2022	$28,910
Change in fair value of contingent consideration	2,570
Balance at March 31, 2022	$31,480

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	19.3%	18.4%
Volatility factor	46.5%	50.3%
Expected years	2.1 years	2.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of March 31, 2022; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Mortgage payable to affiliate	$1,011	$1,044
Less: current maturities	139	137
Long-term debt with affiliate, net of current maturities	$872	$907

Effective December 31, 2021, the Company entered into a Third Amendment (the "Third Amendment") to its Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron (as so amended, the “Loan Agreement”). The Loan Agreement provides a $25,000 revolving credit facility, with interest only payments, at an annual interest rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears. Prior to the Third Amendment, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. While the Loan Agreement previously provided for certain term loans, there are no longer any outstanding term loan obligations.

Borrowings under the revolving credit facility are made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

Borrowings under the Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At March 31, 2022 the mortgage balance was $1,011 of which current principal of $139 was included in the current portion of long-term debt. As of December 31, 2021, the mortgage balance was $1,044 of which current principal due of $137 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $13 and $15 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2022, the income tax benefit was $317 compared to $312 for the three months ended March 31, 2021. Our effective income tax rate was 3.4% and 2.9% for the three months ended March 31, 2022 and 2021, respectively.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2022 and December 31, 2021, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The company has recorded a tax benefit during the period ended March 31, 2022 for losses generated in the foreign jurisdiction. As of December 31, 2021, we had available federal, state and foreign tax loss carryforwards of $114,008, $73,997 and $22,671, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2022	6,638	$30.97	1.3
Outstanding at March 31, 2022	6,638	$30.97	1.1

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2022 and December 31, 2021, all options were fully vested.

There was no stock-based compensation expense on stock options for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2022	368,446	1.1
Granted	146,425
Forfeited	(2,341)
Vested	(120,656)
Outstanding at March 31, 2022	391,874	1.9
Restricted stock exercisable at March 31, 2022	—

At March 31, 2022, there was $12,443 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,526 and $1,440 for the three months ended March 31, 2022 and 2021, respectively. The increase in the stock compensation for the three months ended March 31, 2022 is primarily due to increase in plan participants as we continue to hire employees to support the continued expansion of our business.

NOTE 8 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(9,100)	$(10,379)

Weighted average number of shares - basic and diluted	19,366,911	19,200,231
Net loss per share - basic and diluted	$(0.47)	$(0.54)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable and convertible equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2022	2021
Restricted stock	391,874	389,098
Stock options	6,638	10,792
Total shares	398,512	399,890

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three months ended March 31, 2022 or 2021. No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2022 and December 31, 2021.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2022	2021
U.S.	$18,188	$16,839
International	5,229	4,623
Total	$23,417	$21,462

	Three Months Ended March 31,
Product sales by category:	2022	2021
Trauma and deformity	$16,516	$14,552
Scoliosis	5,983	5,951
Sports medicine/other	918	959
Total	$23,417	$21,462

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three months ended March 31, 2022 and 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $316 and $72 for the three months ended March 31, 2022 and 2021, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $8 and $25, respectively, for the three months ended March 31, 2022. We had sales and payments related to inventory purchases to Vilex, LLC of $87 and $189, respectively, for the three months ended March 31, 2021.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2022, the Company has recorded a lease liability of $241 and corresponding right-of-use-asset of $243 on its condensed consolidated balance sheet.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform, the Company has agreed to a minimum purchase commitment for the first twelve months of that agreement. As of March 31, 2022, the remaining purchase commitment under the agreement was $1,900.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three months ended March 31, 2022, the Company recorded an expense of $101 based on current estimates. No expense was recorded for the three months ended March 31, 2021.

Royalties

As of March 31, 2022, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2022, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 – SUBSEQUENT EVENTS

MD Orthopaedics Acquisition

On April 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OrthoPediatrics Iowa Holdco, Inc., a Delaware corporation and newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), Mitchell Designs, Inc. (“Designs”), an Iowa corporation and the sole shareholder of MD Orthopaedics, Inc., also an Iowa corporation (“MD Ortho”) and John Mitchell, the sole shareholder of Designs (“Mitchell”). MD Ortho has developed and manufactures a portfolio of orthopedic clubfoot products.

Pursuant to the Merger Agreement, Designs merged with and into Merger Sub effective April 1, 2022. Under the terms of the Merger Agreement, the Company paid to Mitchell consideration of (a) $8,200 in cash, and (b) 173,241 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $9,707 (based on the April 1, 2022 closing share price of $56.03).

ApiFix Acquisition Installment Payment

On April 1, 2022, the second-year anniversary of the acquisition of ApiFix, the Company paid $3,233 in cash and issued 185,811 shares of the Company's common stock, representing $10,411 of fair value (based on the April 1, 2022 closing share price of $56.03), to fulfill its installment obligation to ApiFix. This was the first installment payment paid since the acquisition.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2022, which section is incorporated herein by reference.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of 40 independent sales agencies employing more than 188 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering. For example, on April 1, 2022, the Company acquired MD Orthopaedics, Inc., a developer and manufacturer of a portfolio of orthopedic clubfoot products. The consideration paid by the Company included (a) $8.2 million in cash, and (b) 173,241 shares of its common stock, $0.00025 par value per share, representing approximately $9.7 million (based on the April 1, 2022 closing share price of $56.03).

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 243,000 children. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance and Nominating Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

•The Board of Directors understands the value of diversity and will increase the diversity of the Board over the next 18 months. The Governance and Nominating Committee engaged a global recruiting firm to assist in adding two diverse Board candidates.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Quarterly Report on Form 10-Q.

Impact of COVID-19 on our Business

As a result of the COVID-19 pandemic (“COVID-19” or the “pandemic”), we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2022 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)%
Net revenue	$23,417	$21,462	$1,955	9%
Cost of revenue	4,851	5,137	(286)	(6)%
Sales and marketing expenses	9,758	8,949	809	9%
General and administrative expenses	13,167	12,041	1,126	9%
Research and development expenses	2,027	1,308	719	55%
Other (income) expenses	3,031	4,718	(1,687)	(36)%
Provision for income taxes (benefit)	(317)	(312)	(5)	(2)%
Net loss	$(9,100)	$(10,379)	$(1,279)	(12)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Product sales by geographic location:	2022	2021
U.S.	$18,188	$16,839
International	5,229	4,623
Total	$23,417	$21,462

	Three Months Ended March 31,
Product sales by category:	2022	2021
Trauma and deformity	$16,516	$14,552
Scoliosis	5,983	5,951
Sports medicine/other	918	959
Total	$23,417	$21,462

Net revenue increased $2.0 million, or 9%, from $21.5 million for the three months ended March 31, 2021 to $23.4 million for the three months ended March 31, 2022. The increase during the three months ended March 31, 2022 was driven primarily by non-elective trauma sales. Additionally, we continue to see the benefit of converting Germany, Austria, and Switzerland to a direct agency sales model.

Trauma and deformity sales increased $2.0 million, or 13%, during the three months ended March 31, 2022, primarily driven by strong trauma and deformity growth across numerous product lines, specifically our PNP Femur, Cannulated Screws and Orthex systems. Scoliosis sales increased $32 thousand, or 1%, during the three months ended March 31, 2022, primarily driven by increased sales of our RESPONSE 4.5/5.0 and sales of the FireFly surgical guides. Sports medicine / other decreased $41 thousand, or 4%, during the three months ended March 31, 2022, primarily driven by a decline in sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.3 million, or 6%, from $5.1 million for the three months ended March 31, 2021 to $4.9 million for the three months ended March 31, 2022. The decrease is due primarily to an increased gross margin rate, offset by an increase in volumes sold. Gross margin was 76% for the three months ended March 31, 2021 and 79% for the three months ended March 31, 2022. The change in gross margin is primarily driven by sales through the converted international agencies, favorable purchase price variances, and fewer scoliosis set sales to our international stocking distributors.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 9%, to $9.8 million for the three months ended March 31, 2022 from $8.9 million for the three months ended March 31, 2021. The change in the three month period ended March 31, 2022 was due primarily to increased sales commission expenses, driven by increased unit volumes sold.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 9%, from $12.0 million for the three months ended March 31, 2021 to $13.2 million for the three months ended March 31, 2022. The increase for the three month period ended March 31, 2022 was due primarily to the addition of personnel and resources to support the continued expansion of our business and an increase in legal and other professional service expense.

Depreciation and amortization expenses increased $0.4 million, or 17%, from $2.5 million for the three months ended March 31, 2021 to $3.0 million for the three months ended March 31, 2022. The increase for the three month period ended March 31, 2022 was primarily due to an increase in depreciation from higher set deployments and the amortization of intangible assets, including licenses which had not yet been put into the market in the first quarter 2021.

Research and Development Expenses

Research and development expenses increased $0.7 million, or 55%, from $1.3 million for the three months ended March 31, 2021 to $2.0 million for the three months ended March 31, 2022. The increase for the three month period ended March 31, 2022 was primarily due to incremental product development and the addition of personnel to support the future growth of the business.

Total Other Expenses

Other expenses were $3.0 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1.7 million or 36%. The decrease in other expense for the three months ended March 31, 2022 was primarily due to the fair value adjustment of contingent consideration, which was driven by the valuation inputs that were lower in comparison to the same period last year. The aggregate of accreted interest expense and fair value adjustments for the three months ended March 31, 2022 and 2021 were $3.0 million and $4.8 million, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $4.2 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $187.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2022, we had cash and cash equivalents, restricted cash and short term investments of $46.4 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,197)	$(1,915)
Net cash provided by (used in) investing activities	14,303	(5,607)
Net cash provided by (used in) financing activities	(33)	30
Effect of exchange rate changes on cash	241	155
Net increase (decrease) in cash	$10,314	$(7,337)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $4.2 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $2.3 million for the three months ended March 31, 2022 compared to a source of $0.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the primary driver of working capital cash usage was the increase in inventory of $6.8 million and the offset related to trade payables of $5.3 million to support future sales growth. We also saw an increase in the use of cash from the accrued expenses of $0.7 million which was offset by a decrease in prepaid expenses.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $14.3 million compared to a use of cash of $5.6 million for the three months ended March 31, 2021. Net cash provided by investing activities for the three months ended March 31, 2022 consisted primarily of the sale of short-term marketable securities offset by purchases of instrument sets of $4.2 million.

Cash Provided By (Used in) Financing Activities

Net cash used in and provided by financing activities for the three months ended March 31, 2022 and 2021, respectively, was not material to the results of our operations.

Indebtedness

Loan Agreement

Effective December 31, 2021, the Company entered into a Third Amendment (the "Third Amendment") to its Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron (as so amended, the “Loan Agreement”). The Loan Agreement provides a $25.0 million revolving credit facility, with interest only payments, at an annual interest rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears. Prior to the Third Amendment, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61%, and (b) 10.0%. While the Loan Agreement previously provided for certain term loans, there are no longer any outstanding term loan obligations.

Borrowings under the revolving credit facility are made under a First Amended and Restated Revolving Note, dated August 4, 2020 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

Borrowings under the Loan Agreement are secured by substantially all of the Company's assets and are unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There are no traditional financial covenants associated with the Loan Agreement. However, there are negative covenants that prohibit us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions as further detailed in the Loan Agreement.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.0 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.

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

A discussion of certain of those legal proceedings is contained in Note 12 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position, results of operations or cash flows.

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 3, 2022. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

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

10.5*	+	Employment Agreement, by and between the registrant and Joseph W. Hauser, dated as of March 1, 2022
10.6w
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242)

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

w The schedules to the applicable agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from such agreement to the SEC upon request.

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

May 5, 2022	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

May 5, 2022	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer