Form 10-Q
period 2022-06-30
ORTHOPEDIATRICS CORP
filed 2022-08-04
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 20,278,189 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,198	$7,641
Restricted cash	1,357	1,365
Short term investments	13,963	45,902
Accounts receivable - trade, less allowance for doubtful accounts of $412 and $347, respectively	25,434	17,942
Inventories, net	67,484	57,569
Prepaid expenses and other current assets	2,712	3,229
Total current assets	148,148	133,648
Property and equipment, net	36,601	28,515
Other assets:
Amortizable intangible assets, net	58,777	55,494
Goodwill	71,707	72,349
Other intangible assets	15,708	14,268
Total other assets	146,192	142,111

Total assets	$330,941	$304,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$14,591	$9,325
Accrued compensation and benefits	6,087	5,351
Current portion of long-term debt with affiliate	141	137
Current portion of acquisition installment payable	7,445	12,862
Other current liabilities	2,949	2,040
Total current liabilities	31,213	29,715
Long-term liabilities:
Long-term debt with affiliate, net of current portion	31,836	907
Acquisition installment payable, net of current portion	7,626	14,309
Contingent consideration	26,470	28,910
Deferred income taxes	6,280	4,771
Other long-term liabilities	300	293
Total long-term liabilities	72,512	49,190

Total liabilities	103,725	78,905

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 20,238,870 shares and 19,677,214 shares issued as of June 30, 2022 (unaudited) and December 31, 2021, respectively	5	5
Additional paid-in capital	418,354	394,899
Accumulated deficit	(187,459)	(178,026)
Accumulated other comprehensive income	(3,684)	8,491
Total stockholders' equity	227,216	225,369
Total liabilities and stockholders' equity	$330,941	$304,274

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$32,928	$26,695	$56,345	$48,157
Cost of revenue	7,947	6,252	12,798	11,389
Gross profit	24,981	20,443	43,547	36,768
Operating expenses:
Sales and marketing	12,431	10,876	22,189	19,825
General and administrative	14,546	11,088	27,713	23,129
Research and development	1,747	1,325	3,774	2,633
Total operating expenses	28,724	23,289	53,676	45,587
Operating loss	(3,743)	(2,846)	(10,129)	(8,819)
Other expenses (income):
Interest expense, net	1,212	581	1,777	1,309
Fair value adjustment of contingent consideration	(5,010)	990	(2,440)	5,140
Other expense (income)	827	(375)	723	(535)
Total other expenses (income)	(2,971)	1,196	60	5,914
Loss before income taxes	$(772)	$(4,042)	$(10,189)	$(14,733)
Provision for income taxes (benefit)	(439)	(286)	(756)	(598)
Net loss	$(333)	$(3,756)	$(9,433)	$(14,135)
Weighted average common stock - basic and diluted	19,792,286	19,275,779	19,693,216	19,263,506
Net loss per share - basic and diluted	$(0.02)	$(0.19)	$(0.48)	$(0.73)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(333)	$(3,756)	$(9,433)	$(14,135)
Other comprehensive loss:
Foreign currency translation adjustment	(9,299)	1,867	(11,497)	(1,631)
Unrealized loss on short-term investments	(125)	(70)	(678)	(194)
Other comprehensive loss, net of tax	(9,424)	1,797	(12,175)	(1,825)
Comprehensive loss	$(9,757)	$(1,959)	$(21,608)	$(15,960)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net loss	—	—	—	(9,100)	—	(9,100)
Other comprehensive loss	—	—	—	—	(2,751)	(2,751)
Restricted stock	144,084	—	1,526	—	—	1,526
Balance at March 31, 2022	19,821,298	$5	$396,425	$(187,126)	$5,740	$215,044
Net loss	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	(9,424)	(9,424)
Stock option exercise	1,340	—	42	—	—	42
Restricted stock	57,180	—	1,770	—	—	1,770
Consideration for MD Ortho acquisition	173,241	—	9,707	—	—	9,707
Stock portion of ApiFix anniversary installment payment	185,811	—	10,410	—	—	10,410
Balance at June 30, 2022	20,238,870	$5	$418,354	$(187,459)	$(3,684)	$227,216

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive loss	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145
Net loss	—	—	—	(3,756)	—	(3,756)
Other comprehensive income	—	—	—	—	1,797	1,797
Restricted stock	10,632	—	1,415	—	—	1,415
Balance at June 30, 2021	19,670,044	$5	$391,415	$(175,901)	$6,082	$221,601

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(9,433)	$(14,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,292	5,147
Stock-based compensation	3,296	2,731
Fair value adjustment of contingent consideration	(2,440)	5,140
Acquisition installment payable	1,545	1,212
Deferred income taxes	(756)	(602)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(6,614)	(1,781)
Inventories	(10,905)	(3,297)
Prepaid expenses and other current assets	557	106
Accounts payable - trade	5,298	191
Accrued legal settlements	—	(6,342)
Accrued expenses and other liabilities	1,133	1,080
Other	(340)	(341)
Net cash used in operating activities	(12,367)	(10,891)

INVESTING ACTIVITIES
Acquisition of MD Ortho, net of cash acquired	(8,360)	—
Sale of short-term marketable securities	31,600	—
Purchases of licenses	—	(2,858)
Purchases of property and equipment	(9,465)	(4,474)
Net cash provided by (used in) investing activities	13,775	(7,332)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	31,000	—
Installment payment for ApiFix	(3,234)	—
Proceeds from exercise of stock options	42	62
Payments on mortgage notes	(67)	(64)
Net cash (used in) provided by financing activities	27,741	(2)

Effect of exchange rate changes on cash	400	29

NET (DECREASE) INCREASE IN CASH	29,549	(18,196)

Cash and restricted cash, beginning of year	$9,006	$30,132
Cash and restricted cash, end of period	$38,555	$11,936

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$60	$29
Transfer of instruments from property and equipment to inventory	$(130)	$330
Issuance of common shares to acquire MD Ortho	$9,707	$—
Issuance of common shares for ApiFix installment	$10,410	$—
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Orthex, QuickPackTM and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 560,000 children. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3,300,000 opportunity globally, including over $1,500,000 in the United States.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

A novel strain of the coronavirus disease was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. As a result of the pandemic, we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. In addition, elective procedures are also being delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, and take steps to position ourselves for long-term success. We continue to train and educate our sales team and our surgeons on our products. We have continued to focus on developing innovative solutions, acquired multiple enabling technologies, invested in both new and existing partnerships and continued to deploy additional consigned instrument and implant sets in furtherance of our strategy. The extent to which COVID-19 may continue to negatively impact the Company's consolidated financial position, results of operations or cash flows is uncertain and will be closely monitored.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., OP Netherlands B.V., Orthex, LLC, Telos Partners, LLC, ApiFix, Ltd., OrthoPediatrics Iowa Holdco, Inc., MD Orthopaedics, Inc., and MD International, Inc. (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2022. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $187,459 and $178,026 as of June 30, 2022 and December 31, 2021, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at June 30, 2022 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the June 30, 2022 and December 31, 2021 condensed consolidated balance sheets. These funds were to remain restricted until August 31, 2021, at which time, they were to be released to the Company subject to no claims related to the purchase being asserted; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter (see “Legal Proceedings” under Note 13 – Commitments and Contingencies for additional information). The Company also maintains restricted cash of 100 Euro at its Netherlands entity for potential Italian tenders.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses (including those acquired in the Band-Lok and MD Ortho transactions), the value of internally developed software (including by Orthex), and the value of acquired customer relationships and non-competition agreements (including in the Orthex, Telos, ApiFix and MD Ortho transactions, as applicable). Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval, and for licenses upon market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Acquisition installment payables, which are fixed future payments, are recorded at their net present value, and contingent consideration is recorded at fair value as determined by management with the assistance of an independent valuation specialist at the original issuance date and is marked to fair value on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable is recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration on the condensed consolidated statement of operations. The amount of expense related to acquisition installment payables recorded in interest expense, net for the three and six months ended June 30, 2022 were $1,092 and $1,545, respectively, and $569 and $1,212, respectively, for the same periods last year. The fair value adjustments of contingent consideration for the three and six months ended June 30, 2022 were income adjustments of $5,010 and $2,440, respectively, and expense adjustments of $990 and $5,140, respectively, for the same periods last year.

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

Stock-Based Compensation

Immediately prior to our IPO, we adopted our 2017 Incentive Award Plan (the "2017 Plan"). The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,832,460 shares for award.

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

NOTE 3 – BUSINESS COMBINATION

MD Orthopaedics

On April 1, 2022, OrthoPediatrics Iowa Holdco, Inc., a newly-formed, wholly-owned subsidiary of the Company, merged with and into MD Orthopaedics, Inc., an Iowa corporation (“MD Ortho”). MD Ortho has developed and manufactures a portfolio of orthopedic clubfoot products. The acquisition expands our total addressable market, serving as a specialty bracing platform company within our Trauma and Deformity business.

Under the terms of the related merger agreement, the Company paid to the indirect, sole shareholder of MD Ortho consideration of (a) $8,781 in cash, after adjusting for closing net working capital, and (b) 173,241 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $9,707 (based on the April 1, 2022 closing share price of $56.03). The

Company incurred approximately $381 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 2022.

The following table summarizes the total consideration paid for MD Ortho and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$18,487
Assets
Cash and cash equivalents	420
Accounts receivable-trade	1,062
Inventories	1,126
Prepaid expenses and other current assets	100
Property and equipment	2,444
Amortizable Intangible assets	9,120
Other intangible assets	2,410
Total assets	16,682
Liabilities
Accounts payable and accrued liabilities	45
Other current liabilities	586
Deferred Tax Liability	2,721
Total liabilities	3,352
Less: total net assets	13,330
Goodwill	$5,157

The fair value of identifiable intangible assets were based on preliminary valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$2,410	Indefinite
Patents	2,660	10 years
Customer Relationships	6,460	15 years
	$11,530

The fair value estimates and purchase price allocation included above are preliminary while the Company finalizes fair value estimates of the acquired intangible assets and related tax considerations.

The following table represents the pro forma net revenue and net loss assuming the acquisition occurred on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$32,928	$29,471	$58,814	$53,308
Net loss	$(333)	$(3,336)	$(9,024)	$(12,897)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

Total
Goodwill at January 1, 2022	$72,349
MD Ortho Acquisition	5,157
Foreign currency translation impact	(5,799)
Goodwill at June 30, 2022	$71,707

Intangible Assets

As of June 30, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.0 years	$43,584	$(6,652)	$36,932
License Agreements	5.0 years	10,674	(3,211)	7,463
Customer Relationships & Other	12.9 years	$10,388	$(1,154)	$9,234
Intellectual Property	10.2 years	$5,861	$(713)	$5,148
Total amortizable assets		$70,507	$(11,730)	$58,777

As of December 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.7 years	$44,493	$(5,664)	$38,829
Intellectual Property	10.1 years	9,847	(1,408)	8,439
License Agreements	5.5 years	10,674	(2,448)	8,226
Total amortizable assets		$65,014	$(9,520)	$55,494

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $15,708 and $14,268 as of June 30, 2022 and December 31, 2021, respectively. Trademarks are recorded in Other Intangible assets on the condensed consolidated balance sheets. The change in balance during the six months ended June 30, 2022 was the result of foreign currency translation of the ApiFix trademark and the acquisition of Trademarks associated with MD Ortho.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$7,056	$—	$—	$7,056
Treasury Bonds	$3,923	$—	$—	$3,923
Asset Backed Securities	$—	$2,545	$—	$2,545
Other	$439	$—	$—	$439
Financial Liabilities
Contingent Consideration	$—	$—	$26,470	$26,470

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$22,476	$—	$—	$22,476
Treasury Bonds	$14,317	$—	$—	$14,317
Asset Backed Securities	$—	$8,272	$—	$8,272
Other	$837	$—	$—	$837
Financial Liabilities
Contingent Consideration	$—	$—	$28,910	$28,910

The Company's level 1 assets consist of cash equivalents which are generally comprised of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $5,010 and an expense adjustment of $990 for the three month periods ended June 30, 2022 and June 30, 2021, respectively, and an income adjustment of $2,440 and an expense adjustment of $5,140 for the six month periods ended June 30, 2022 and June 30, 2021, respectively, in other expenses on the condensed consolidated statements of operations.

The following table summarizes the change in fair value of Level 3 instruments in 2022:

Total
Balance at January 1, 2022	$28,910
Change in fair value of contingent consideration	(2,440)
Balance at June 30, 2022	$26,470

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	19.3%	18.4%
Volatility factor	42.7%	50.3%
Expected years	1.9 years	2.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of June 30, 2022; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Revolving credit facility with Squadron	31,000	—
Mortgage payable to affiliate	$977	$1,044
Total debt	31,977	1,044
Less: current maturities	141	137
Long-term debt with affiliate, net of current maturities	$31,836	$907

On June 13, 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron (as so amended, the “Loan Agreement”). The Fourth Amendment increased the amount available under the revolving credit facility from $25,000 to $50,000 in anticipation of using the facility to fund the cash portion of the Company’s July 1, 2022 acquisition of Pega Medical Inc. See Note 14 – Subsequent Events for information relating to the acquisition.

The Loan Agreement provides a $25,000 revolving credit facility, with interest only payments, at an annual interest rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%. Prior to December 31, 2021, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At June 30, 2022 the mortgage balance was $977 of which current principal of $141 was included in the current portion of long-term debt. As of December 31, 2021, the mortgage balance was $1,044 of which current principal due of $137 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $47 and $14 for the three months ended June 30, 2022 and 2021, respectively, and $60 and $29 for the six months ended June 30, 2022 and 2021, respectively. The unused commitment fee paid to Squadron was $36 and $32 for the three months ended June 30, 2022 and 2021, respectively, and $67 and $63 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2022, the income tax benefit was $756 compared to $598 for the six months ended June 30, 2021. Our effective income tax rate was 7.4% and 4.0% for the six months ended June 30, 2022 and 2021, respectively.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2022 and December 31, 2021, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The company has recorded a tax benefit during the period ended June 30, 2022 for losses generated in the foreign jurisdiction. As of December 31, 2021, we had available federal, state and foreign tax loss carryforwards of $114,008, $73,997 and $22,671, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2022	6,638	$30.97	1.3
Exercised	(1,340)	30.97
Outstanding at June 30, 2022	5,298	$30.97	0.9

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2022 and December 31, 2021, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six months ended June 30, 2022 and 2021, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average
		Remaining
	Restricted	Contractual Terms
	Stock	(in Years)
Outstanding at January 1, 2022	368,446	1.1
Granted	209,584
Forfeited	(8,320)
Vested	(136,617)
Outstanding at June 30, 2022	433,093	1.9
Restricted stock exercisable at June 30, 2022	—

At June 30, 2022, there was $13,753 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,770 and $1,415 for the three months ended June 30, 2022 and 2021, respectively, and $3,296 and $2,731 for the six months ended June 30, 2022 and 2021, respectively. The increase in the stock compensation for the three and six months ended June 30, 2022 is primarily due to increase in plan participants from acquired businesses and newly hired employees to support the continued expansion of our business.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(333)	$(3,756)	$(9,433)	$(14,135)

Weighted average number of shares - basic and diluted	19,792,286	19,275,779	19,693,216	19,263,506
Net loss per share - basic and diluted	$(0.02)	$(0.19)	$(0.48)	$(0.73)

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

	Six Months Ended June 30,
	2022	2021
Restricted stock	433,093	381,657
Stock options	5,298	10,792
Total shares	438,391	392,449

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and six months ended June 30, 2022 or 2021. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2022 and December 31, 2021.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2022	2021	2022	2021
U.S.	$24,960	$21,737	$43,148	$38,576
International	7,968	4,958	13,197	9,581
Total	$32,928	$26,695	$56,345	$48,157

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2022	2021	2022	2021
Trauma and deformity	$22,568	$17,933	$39,084	$32,485
Scoliosis	9,421	7,657	15,404	13,608
Sports medicine/other	939	1,105	1,857	2,064
Total	$32,928	$26,695	$56,345	$48,157

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and six months ended June 30, 2022 and 2021.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $234 and $197 for the three months ended June 30, 2022 and 2021, respectively, and $550 and $269 for the six months ended June 30, 2022 and 2021, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $52 and $6, respectively, for the three months ended June 30, 2022, and sales and payments of $60 and $32, respectively, for the six months ended June 30, 2022. We had sales and payments related to inventory purchases to Vilex, LLC of $68 and $336, respectively, for the three months ended June 30, 2021, and sales and payments of $155 and $525, respectively, for the six months ended June 30, 2021.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2022, the Company has recorded a lease liability of $300 and corresponding right-of-use-asset of $302 on its condensed consolidated balance sheet.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform, the Company has agreed to a minimum purchase commitment for the first twelve months of that agreement. As of June 30, 2022, the remaining purchase commitment under the agreement was $1,140.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three and six months ended June 30, 2022, the Company recorded an expense of $240 and $341, respectively. No expense was recorded for either the three or six months ended June 30, 2021.

Royalties

As of June 30, 2022, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2022, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 14 – SUBSEQUENT EVENTS

Pega Medical Acquisition

On July 1, 2022, the Company, along with its newly-formed, indirect wholly-owned subsidiary OrthoPediatrics Canada ULC, purchased all of the issued and outstanding share capital of Pega Medical Inc., a corporation incorporated under the Canada Business Corporations Act (“Pega Medical”). Pega Medical has developed and sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System, a well-recognized, innovative implant designed to treat bony deformities in children with osteogenesis imperfecta without disrupting their normal growth. Pega's product portfolio increases our total systems and increases the percentage of total trauma and deformity cases we can treat.

The Company acquired Pega Medical for $32,047 in cash. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Final purchase consideration is subject to certain working capital adjustments yet to be finalized. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders is not considered part of the purchase consideration and is subject to a repurchase right by the Company in the event a selling shareholder leaves employment with Pega Medical for certain reasons during the three-year period following the closing. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share.

Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule.

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

We sell implants, instruments and braces to our customers for use by pediatric orthopedic surgeons to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. In the international markets, we also sell to stocking distributors, where we transfer control of our products to the distributor when title passes upon shipment.

We currently market 39 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We primarily rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 40 independent sales agencies employing more than 205 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in over 70 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering. For example, on April 1, 2022, the Company acquired MD Orthopaedics, Inc., a developer and manufacturer of a portfolio of orthopedic clubfoot products. Also, on July 1, 2022, the Company, along with its newly-formed, indirect wholly-owned subsidiary OrthoPediatrics Canada ULC, purchased all of the issued and outstanding share capital of Pega Medical Inc., which has developed and sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System, a well-recognized, innovative implant designed to treat bony deformities in children with osteogenesis imperfecta without disrupting their normal growth.

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 560,000 children, including MD Ortho. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance and Nominating Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

We encourage you to review our ESG page under the "About" section of our corporate website for more detailed information regarding our ESG efforts and current initiatives. On our website, among other information, are the following highlights:

•OrthoPediatrics cares about our environmental impact while working in a highly regulated industry and we are certified according to ISO 13485. Our team in Warsaw recently implemented an enhanced recycling program.

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

•The Board of Directors understands the value of diversity and will increase the diversity of the Board over the next 12 months. The Governance and Nominating Committee engaged a global recruiting firm to assist in adding two diverse Board candidates.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Quarterly Report on Form 10-Q.

Impact of COVID-19 on our Business

As a result of the COVID-19 pandemic (“COVID-19” or the “pandemic”), we have experienced significant business disruption. For example, in order to meet the demand for COVID-19-related hospitalizations, various governments, governmental agencies and hospital administrators required certain hospitals to postpone some elective procedures. In addition, elective procedures are also being delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2022 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Despite the impact COVID-19 has had on our business, we continue to invest in research and development, invest in our people, and take steps to position ourselves for long-term success.

Health and Safety

From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all applicable locations, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the warehouse floor, suspending travel, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We also installed enhanced HVAC systems across our Warsaw facility to reduce the spreading of germs. We will continue to utilize some or all of these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may also take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

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

Liquidity

Although there is uncertainty related to the anticipated impact of COVID-19 on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, including expanding our line of credit from $25 million to $50 million and our June 2020 and December 2019 equity offerings, leave us well-positioned to manage our business through this crisis as it continues to unfold. We believe our existing balances of cash, including our short-term investments, and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase (Decrease)%		2022	2021	Increase (Decrease)%
Net revenue	$32,928	$26,695	$6,233	23%	$56,345	$48,157	$8,188	17%
Cost of revenue	7,947	6,252	1,695	27%	12,798	11,389	1,409	12%
Sales and marketing expenses	12,431	10,876	1,555	14%	22,189	19,825	2,364	12%
General and administrative expenses	14,546	11,088	3,458	31%	27,713	23,129	4,584	20%
Research and development expenses	1,747	1,325	422	32%	3,774	2,633	1,141	43%
Total other expenses (income)	(2,971)	1,196	(4,167)	(348)%	60	5,914	(5,854)	(99)%
Provision for income taxes (benefit)	(439)	(286)	(153)	(53)%	(756)	(598)	(158)	(26)%
Net loss	$(333)	$(3,756)	$(3,423)	(91)%	$(9,433)	$(14,135)	$(4,702)	(33)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2022	2021	2022	2021
U.S.	$24,960	$21,737	$43,148	$38,576
International	7,968	4,958	13,197	9,581
Total	$32,928	$26,695	$56,345	$48,157

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2022	2021	2022	2021
Trauma and deformity	$22,568	$17,933	$39,084	$32,485
Scoliosis	9,421	7,657	15,404	13,608
Sports medicine/other	939	1,105	1,857	2,064
Total	$32,928	$26,695	$56,345	$48,157

Net revenue increased $6.2 million, or 23%, from $26.7 million for the three months ended June 30, 2021 to $32.9 million for the three months ended June 30, 2022 and increased $8.2 million, or 17%, from $48.2 million for the six months ended June 30, 2021. The increase during the three and six months ended June 30, 2022 was driven primarily by non-elective trauma sales. Additionally, in the second quarter we saw non-organic growth of approximately $2.6 million related to the acquisition of MD Ortho for the three and six month periods ended June 30, 2022.

Trauma and deformity sales, which include the non-organic growth from the MD Ortho acquisition, increased $4.6 million, or 26%, during the three months ended June 30, 2022, and increased $6.6 million,

or 20%, during the six months ended June 30, 2022. In each case, the increase was primarily driven by strong trauma and deformity growth across numerous product lines, specifically our Cannulated Screws, PediFoot System, and PNP Femur System as well as the non-organic growth from MD Ortho. Scoliosis sales increased $1.8 million, or 23%, during the three months ended June 30, 2022, and increased $1.8 million, or 13%, during the six months ended June 30, 2022. In each case, the growth was primarily driven by increased sales of our RESPONSE 4.5/5.0, sales of the FireFly surgical guides, and Bandloc. Sports medicine / other decreased $0.2 million, or 15%, during the three months ended June 30, 2022, and decreased $0.2 million, or 10%, during the six months ended June 30, 2022. In each case, the decrease was driven by a decline in sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.7 million, or 27%, from $6.3 million for the three months ended June 30, 2021 to $7.9 million for the three months ended June 30, 2022. Cost of revenue increased $1.4 million, or 12%, from $11.4 million for the six months ended June 30, 2021 to $12.8 million for the six months ended June 30, 2022. In both cases, the increase was due primarily to an increase in volumes sold. Gross margin was 77% for the three months ended June 30, 2021 and 76% for the three months ended June 30, 2022. Gross margin was 77% for the six months ended June 30, 2022 and 76% for the six months ended June 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 14%, to $12.4 million for the three months ended June 30, 2022 from $10.9 million for the three months ended June 30, 2021. Sales and marketing expenses increased $2.4 million, or 12%, to $22.2 million for the six months ended June 30, 2022 from $19.8 million for the six months ended June 30, 2021. The changes in the three and six month periods ended June 30, 2022 were due primarily to increased sales commission expenses, driven by increased unit volumes sold.

General and Administrative Expenses

General and administrative expenses increased $3.5 million, or 31%, from $11.1 million for the three months ended June 30, 2021 to $14.5 million for the three months ended June 30, 2022. General and administrative expenses increased $4.6 million, or 20%, to $27.7 million for the six months ended June 30, 2022 from the $23.1 million for the six months ended June 30, 2021.The increases for the three and six month periods ended June 30, 2022 were due primarily to the addition of personnel and resources to support the continued expansion of our business and an increase in legal expenses, driven by two recent acquisitions, and other professional service expenses. Additionally, the Company saw higher expenses of approximately $0.9 million due to the acquisition of MD Ortho, including standard operating expenses and amortization of intangible assets which began amortizing on the date of acquisition.

Depreciation and amortization expenses increased $0.6 million, or 24%, from $2.6 million for the three months ended June 30, 2021 to $3.2 million for the three months ended June 30, 2022. Depreciation and amortization expenses increased $1.0 million, or 19%, to $6.1 million for the six months ended June 30, 2022 from $5.1 million for the six months ended June 30, 2021.The increases for the three and six month periods ended June 30, 2022 were primarily due to increases in depreciation from higher set deployments and the amortization of intangible assets, including licenses which had not yet been put into the market in the first half of 2021, as well as the intangible assets included in the acquisition of MD Ortho.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 32%, from $1.3 million for the three months ended June 30, 2021 to $1.7 million for the three months ended June 30, 2022. Research and development expenses increased $1.1 million, or 43%, to $3.8 million for the six months ended June 30, 2022 from the $2.6 million for the six months ended June 30, 2021. The increases for the three and six month periods ended June 30, 2022 were primarily due to incremental product development and the addition of personnel to support the future growth of the business.

Total Other Expenses

Total other expenses reflect income of $3.0 million and expense of $1.2 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $4.2 million or 348%. Other expenses decreased $5.9 million, or 99%, to $60 thousand for the six months ended June 30, 2022 from the $5.9 million for the six months ended June 30, 2021. The decrease in total other expenses for each of the three and six months ended June 30, 2022 was primarily due to the fair value adjustments of contingent consideration, which was driven by the valuation inputs that were lower in comparison to the same period last year. This was offset by additional interest expense of approximately $0.7 million as the result of the finalization of the ApiFix installment paid in the second quarter and increased losses due to foreign currency conversions of approximately $1.1 million and $1.2 million for the three and six months ended June 30, 2022, respectively. The increased interest expense was driven by the variance in our closing stock price on the payment date compared to the 30 day average used to calculate the number of shares paid, which increase was non-cash in nature.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $12.4 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $187.5 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2022, we had cash and cash equivalents, restricted cash and short term investments of $52.5 million. We also currently have $19 million available on our line of credit.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(12,367)	$(10,891)
Net cash provided by (used in) investing activities	13,775	(7,332)
Net cash provided by (used in) financing activities	27,741	(2)
Effect of exchange rate changes on cash	400	29
Net increase (decrease) in cash	$29,549	$(18,196)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $12.4 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $10.9 million for the six months ended June 30, 2022 compared to a source of $10.4 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the primary driver of working capital cash usage was the increase in inventory of $10.9 million and trade receivables of $6.6 million, offset by trade payables of $5.3 million to support future sales growth. We also saw an increase in the sourcing of cash from other accrued expenses of $1.1 million.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $13.8 million compared to a use of cash of $7.3 million for the six months ended June 30, 2021. Net cash provided by investing activities for the six months ended June 30, 2022 consisted primarily of the sale of short-term marketable securities to fund the acquisition of MD Ortho, which was offset by the purchases of instrument sets of $9.5 million and the cash consideration paid to acquire MD Ortho.

Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $27.7 million. Net cash used in financing activites for the six months ended June 30, 2021 was not material to the results of our operations. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of the proceeds from the $31 million of debt incurred in connection with the acquisition of Pega Medical Inc., which was offset by the first anniversary installment payment to ApiFix.

Indebtedness

Loan Agreement

On June 13, 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron (as so amended, the “Loan Agreement”). The Fourth Amendment increased the amount available under the revolving credit facility from $25 million to $50 million in anticipation of using the facility to fund the cash portion of the Company’s July 1, 2022 acquisition of Pega Medical Inc.

The Loan Agreement provides a revolving credit facility, with interest only payments, at an annual interest rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%. Prior to December 31, 2021, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

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

As of June 30, 2022 the Company has $31 million outstanding on the line of credit and a remaining $19 million available. As of December 31, 2021 there was no outstanding debt on the line of credit.

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $1.0 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.

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

In April 2022, we completed the acquisition of MD Ortho and are currently integrating MD Ortho into our operations. The internal control over financial reporting of the acquired company was excluded from the evaluation of the effectiveness of our internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting during the first year following an acquisition while integrating the acquired company. MD Ortho constituted approximately 5.9% of our total assets as of June 30, 2022, including goodwill and intangible assets recorded as a part of our purchase price allocation, and approximately 4.6% of our net revenue for the six months ended June 30, 2022.

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

2.1w
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242)

2.2w
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
4.1
Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

4.2
Registration Rights Agreement, by and between the registrant and Squadron, dated as of May 30, 2014 (Incorporated by reference to Exhibit 4.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)

4.3
First Amendment to Registration Rights Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.4
Stockholders Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

10.1
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.2
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.3
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.4
Third Amendment to the Fourth Amended and Restated Loan Agreement, dated as of December 31, 2021, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 6, 2022) (SEC File No. 001-38242)

10.5
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 13, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.6
Second Amended and Restated Revolving Note, dated June 13, 2022, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

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

August 4, 2022	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

August 4, 2022	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer