Form 10-Q
period 2022-09-30
ORTHOPEDIATRICS CORP
filed 2022-11-01
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 22,891,500 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$35,423	$7,641
Restricted cash	1,449	1,365
Short term investments	84,710	45,902
Accounts receivable - trade, less allowance for doubtful accounts of $608 and $347, respectively	26,184	17,942
Inventories, net	74,041	57,569
Prepaid expenses and other current assets	2,751	3,229
Total current assets	224,558	133,648
Property and equipment, net	36,313	28,515
Other assets:
Amortizable intangible assets, net	66,285	55,494
Goodwill	88,044	72,349
Other intangible assets	14,854	14,268
Total other assets	169,183	142,111

Total assets	$430,054	$304,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$10,881	$9,325
Accrued compensation and benefits	6,323	5,351
Current portion of long-term debt with affiliate	143	137
Current portion of acquisition installment payable	7,630	12,862
Other current liabilities	3,769	2,040
Total current liabilities	28,746	29,715
Long-term liabilities:
Long-term debt with affiliate, net of current portion	799	907
Acquisition installment payable, net of current portion	7,822	14,309
Contingent consideration	3,460	28,910
Deferred income taxes	5,457	4,771
Other long-term liabilities	440	293
Total long-term liabilities	17,978	49,190

Total liabilities	46,724	78,905

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 22,896,031 shares and 19,677,214 shares issued as of September 30, 2022 (unaudited) and December 31, 2021, respectively	6	5
Additional paid-in capital	559,339	394,899
Accumulated deficit	(168,920)	(178,026)
Accumulated other comprehensive income (loss)	(7,095)	8,491
Total stockholders' equity	383,330	225,369
Total liabilities and stockholders' equity	$430,054	$304,274

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$34,950	$25,079	$91,295	$73,236
Cost of revenue	9,061	6,525	21,859	17,914
Gross profit	25,889	18,554	69,436	55,322
Operating expenses:
Sales and marketing	11,919	9,862	34,108	29,687
General and administrative	15,116	11,034	42,829	34,163
Trademark impairment	3,609	—	3,609	—
Research and development	2,206	1,302	5,980	3,935
Total operating expenses	32,850	22,198	86,526	67,785
Operating loss	(6,961)	(3,644)	(17,090)	(12,463)
Other expenses (income):
Interest expense, net	708	542	2,485	1,851
Fair value adjustment of contingent consideration	(23,010)	(1,430)	(25,450)	3,710
Other expense (income)	945	(267)	1,668	(802)
Total other expenses (income)	(21,357)	(1,155)	(21,297)	4,759
Income (loss) before income taxes	$14,396	$(2,489)	$4,207	$(17,222)
Provision for income taxes (benefit)	(4,143)	(292)	(4,899)	(890)
Net income (loss)	$18,539	$(2,197)	$9,106	$(16,332)
Weighted average shares outstanding
Basic	21,150,219	19,291,374	20,703,883	19,256,128
Diluted	21,295,323	19,291,374	20,958,503	19,256,128
Net income (loss) per share
Basic	$0.88	$(0.11)	$0.44	$(0.85)
Diluted	$0.87	$(0.11)	$0.43	$(0.85)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$18,539	$(2,197)	$9,106	$(16,332)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,164)	288	(15,661)	(1,343)
Unrealized loss on short-term investments	(452)	(88)	(1,130)	(282)
Adjustment for realized loss on securities	1,205	—	1,205	—
Other comprehensive income (loss), net of tax	(3,411)	200	(15,586)	(1,625)
Comprehensive income (loss)	$15,128	$(1,997)	$(6,480)	$(17,957)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net loss	—	—	—	(9,100)	—	(9,100)
Other comprehensive loss	—	—	—	—	(2,751)	(2,751)
Restricted stock	144,084	—	1,526	—	—	1,526
Balance at March 31, 2022	19,821,298	$5	$396,425	$(187,126)	$5,740	$215,044
Net loss	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	(9,424)	(9,424)
Stock option exercise	1,340	—	42	—	—	42
Restricted stock	57,180	—	1,770	—	—	1,770
Consideration for MD Ortho acquisition	173,241	—	9,707	—	—	9,707
Stock portion of ApiFix anniversary installment payment	185,811	—	10,410	—	—	10,410
Balance at June 30, 2022	20,238,870	$5	$418,354	$(187,459)	$(3,684)	$227,216
Net income	—	—	—	18,539	—	18,539
Other comprehensive loss	—	—	—	—	(3,411)	(3,411)
Stock option exercise	670	—	21	—	—	21
Restricted stock	5,342	—	1,682	—	—	1,682
Issuance of common stock, net of issuance cost	2,616,250	1	139,282	—	—	139,283
Issuance of unregistered shares	34,899	—	—	—	—	—
Balance at September 30, 2022	22,896,031	$6	$559,339	$(168,920)	$(7,095)	$383,330

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(10,379)	—	(10,379)
Other comprehensive loss	—	—	—	—	(3,622)	(3,622)
Stock option exercise	2,010	—	62	—	—	62
Restricted stock	97,111	—	1,316	—	—	1,316
Balance at March 31, 2021	19,659,412	$5	$390,000	$(172,145)	$4,285	$222,145
Net loss	—	—	—	(3,756)	—	(3,756)
Other comprehensive income	—	—	—	—	1,797	1,797
Restricted stock	10,632	—	1,415	—	—	1,415
Balance at June 30, 2021	19,670,044	$5	$391,415	$(175,901)	$6,082	$221,601
Net loss	—	—	—	(2,197)	—	(2,197)
Other comprehensive income	—	—	—	—	200	200
Stock option exercise	2,412	—	75	—	—	75
Restricted stock	(294)	—	1,439	—	—	1,439
Balance at September 30, 2021	19,672,162	$5	$392,929	$(178,098)	$6,282	$221,118

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$9,106	$(16,332)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,579	7,870
Stock-based compensation	4,978	4,170
Trademark impairment	3,609	—
Fair value adjustment of contingent consideration	(25,450)	3,710
Acquisition installment payable	1,926	1,701
Deferred income taxes	(4,804)	(890)

Changes in certain current assets and liabilities:
Accounts receivable - trade	(5,567)	(716)
Inventories	(14,812)	(3,244)
Prepaid expenses and other current assets	696	(138)
Accounts payable - trade	(389)	(956)
Accrued legal settlements	—	(6,342)
Accrued expenses and other liabilities	1,800	(168)
Other	903	(493)
Net cash used in operating activities	(18,425)	(11,828)

INVESTING ACTIVITIES
Acquisition of MD Ortho, net of cash acquired	(8,360)	—
Acquisition of Pega, net of cash acquired	(31,730)	—
Sale of short-term marketable securities	45,529	4,000
Purchases of licenses	—	(7,908)
Purchase of short-term marketable securities	(85,029)	—
Purchases of property and equipment	(10,554)	(6,468)
Net cash used in investing activities	(90,144)	(10,376)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	31,000	—
Payments on debt with affiliate	(31,000)	—
Installment payment for ApiFix	(3,234)	—
Proceeds from issuance of common stock, net of issuance costs	139,282	—
Proceeds from exercise of stock options	63	137
Payments on mortgage notes	(102)	(97)
Net cash provided by financing activities	136,009	40

Effect of exchange rate changes on cash	426	(266)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	27,866	(22,430)

Cash and restricted cash, beginning of year	$9,006	$30,132
Cash and restricted cash, end of period	$36,872	$7,702

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$512	$43
Transfer of instruments from property and equipment to inventory	$(193)	$80
Issuance of common shares to acquire MD Ortho	$9,707	$—
Issuance of common shares for ApiFix acquisition installment	$10,410	$—
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex, Cerament® and ApiFix® Mid-C System, to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 613,000 children. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3,300,000 opportunity globally, including over $1,500,000 in the United States.

Our largest investor is Squadron Capital LLC, or Squadron, a private investment firm based in Granby, Connecticut.

A novel strain of the coronavirus disease was first identified in Wuhan, China in December 2019, and the related outbreak was subsequently declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Since then, the pandemic has presented a significant public health and economic challenge around the world and has adversely impacted our business. Specifically, we have seen surgeons and their patients deferring elective procedures in which our products would have otherwise been used. The volatility in COVID cases and hospitalizations, including the impacts of the Delta variant in the third quarter of 2021 and the current hospital support staffing shortages in certain geographies, continue to drive volatility into our business. We continue to closely monitor developments related to the pandemic and the related staffing shortages and our decisions will continue to focus on the safety and security of our employees, distributors, surgeons and their patients while maintaining operations to support our customers. The full extent of the impact of the pandemic on our business is uncertain and cannot be accurately predicted and will depend on future developments that are also uncertain and cannot be predicted.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ Limited, OP EU B.V., OP Netherlands B.V., Orthex, LLC, Telos Partners, LLC, ApiFix, Ltd., OrthoPediatrics Iowa Holdco, Inc., MD Orthopaedics, Inc.,

MD International Inc., OrthoPediatrics GMbH, OrthoPediatrics GP LLC, OrthoPediatrics US L.P. and OrthoPediatrics Canada ULC doing business as Pega Medical (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 3, 2022. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $168,920 and $178,026 as of September 30, 2022 and December 31, 2021, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short term investments, at September 30, 2022 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

On August 15, 2022, we completed a public offering of our common stock, in which we issued 1,091,250 shares of common stock at a public offering price of $55.00 per share and 1,525,000 pre-funded warrants to Squadron. The purchase price of each warrant was equal to the price per share at which the common shares were sold to the public, minus $0.00025, which was the exercise price of each warrant. The aggregate gross proceeds for both the warrants and common shares were $143,894. The total net proceeds from the offering were $139,282, after deducting $4,318 of underwriting discounts and commissions and paying $294 in offering costs. The Company has used $31,000 of the net proceeds to pay off the outstanding debt on the line of credit with Squadron. On September 20, 2022, the Company issued an aggregate of 1,525,000 shares of common stock to Squadron upon exercise of the pre-funded warrants.

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

Beginning in early 2017 and continuing through 2022, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. Additionally, in July 2022, we established an operating company in Germany and in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants and, to a much lesser extent, from the sale of our instruments. Sales in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the customer for surgeries or other treatment on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Pricing for each customer is dictated by a unique pricing agreement.
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

Beginning in early 2017 and continuing through 2022, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment. Pricing for each customer is dictated by a unique pricing agreement.

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

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the September 30, 2022 and December 31, 2021 condensed consolidated balance sheets. These funds were to remain restricted until August 31, 2021, at which time, they were to be released to the Company subject to no claims related to the purchase being asserted; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter (see “Legal Proceedings” under Note 13 – Commitments and Contingencies for additional information). The Company also maintains restricted cash of 200 Euro at its Netherlands entity for potential Italian tenders.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses (including those acquired in the Band-Lok, MD Ortho and Pega transactions), the value of internally developed software (including by Orthex), and the value of acquired customer relationships and non-competition agreements (including in the Orthex, Telos, ApiFix, MD Ortho and Pega transactions, as applicable). Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval, and for licenses upon market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of our one reporting unit exceeds its respective fair value. No goodwill impairment charges were recorded in any period presented.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our one reporting unit using either an income or market approach or a combination thereof.

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. During the three months ended September 30, 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the trademark asset associated with our ApiFix acquisition was below the carrying value. We recorded a $3,609 impairment charge in the three months ended September 30, 2022. No impairment charges were recorded in any other period presented.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition, the Company may record an acquisition installment payable, contingent consideration or both. Acquisition installment payables, which are fixed future payments, are recorded at their net present value, and contingent consideration is recorded at fair value as determined by management with the assistance of an independent valuation specialist at the original issuance date and is marked to fair value on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable is recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration on the condensed consolidated statement of operations. The amount of expense related to acquisition installment payables recorded in interest expense, net for the three and nine months ended September 30, 2022 were $381 and $1,926, respectively, and $489 and $1,701, respectively, for the same periods last year. The fair value adjustments of contingent consideration for the three and nine months ended September 30, 2022 were income adjustments of $23,010 and $25,450, respectively, and for the same periods last year, were an income adjustment of $1,430 and an expense adjustment of $3,710, respectively.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, we would make an adjustment to the valuation allowance.

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

NOTE 3 – BUSINESS COMBINATIONS

Pega Medical

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

The Company acquired Pega Medical for approximately $32,045, comprised of $32,042 in cash and $3 in stock, representing the repurchase right price to be paid by the Company in the event a selling shareholder leaves employment with Pega Medical for certain reasons during the three-year period following the closing. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Final purchase consideration is subject to certain working capital adjustments yet to be finalized. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders, excluding the value attributable to the repurchase right, is not considered part of the purchase consideration and is subject to a repurchase right previously mentioned. The Company will recognize expense over the three-year service period at which point the right to repurchase will expire. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share. Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Pega Medical and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$32,045
Assets
Cash	312
Accounts receivable-trade	2,100
Inventories	4,876
Prepaid expenses and other current assets	360
Property and equipment	604
Amortizable intangible assets	10,362
Other intangible assets	3,040
Total assets	21,654
Liabilities
Accounts payable and accrued liabilities	2,527
Other current liabilities	160
Deferred tax liability	3,305
Total liabilities	5,992
Less: total net assets	15,662
Goodwill	$16,383

The fair value of identifiable intangible assets was based on preliminary valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,040	Indefinite
Patents	3,141	10 years
Customer Relationships & Other	7,221	15 years
	$13,402

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

Under the terms of the related merger agreement, the Company paid to the indirect, sole shareholder of MD Ortho consideration of (a) $8,781 in cash, after adjusting for closing net working capital, and (b) 173,241 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $9,707 (based on the April 1, 2022 closing share price of $56.03). The Company incurred approximately $381 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2022.

The following table summarizes the total consideration paid for MD Ortho and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$18,487
Assets
Cash	420
Accounts receivable-trade	1,062
Inventories	1,126
Prepaid expenses and other current assets	100
Property and equipment	2,444
Amortizable intangible assets	9,120
Other intangible assets	2,410
Total assets	16,682
Liabilities
Accounts payable and accrued liabilities	45
Other current liabilities	586
Deferred tax liability	3,014
Total liabilities	3,645
Less: total net assets	13,037
Goodwill	$5,450

The fair value of identifiable intangible assets was based on preliminary valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$2,410	Indefinite
Patents	2,660	10 years
Customer Relationships	6,460	15 years
	$11,530

The fair value estimates and purchase price allocation included above are preliminary while the Company finalizes fair value estimates of the acquired intangible assets and related tax considerations. During the third quarter ended September 30, 2022, the Company increased the deferred tax liability recorded as a result of the acquisition of MD Ortho based on newly obtained prior year tax information. This resulted in an increase to goodwill.

The following table represents the pro forma net revenue and net loss assuming the acquisitions of MD Ortho and Pega Medical occurred on January 1, 2021.

From the date of acquisition through September 30, 2022, combined revenue for the acquisitions was approximately $7,006 and combined net income was approximately $1,145.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenue	$34,950	$29,680	$98,779	$86,544
Net income (loss)	$18,539	$(1,859)	$10,013	$(13,576)
NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

Total
Goodwill at January 1, 2022	$72,349
MD Ortho acquisition	5,450
Pega Medical acquisition	16,383
Foreign currency translation impact	(6,138)
Goodwill at September 30, 2022	$88,044

Intangible Assets

As of September 30, 2022, the balances of intangible assets were as follows:

Amortizable intangible assets	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	12.2 years	$45,763	$(7,334)	$—	$38,429
License Agreements	4.9 years	10,697	(3,342)	—	7,355
Customer Relationships & Other	13.6 years	17,170	(1,271)	—	15,899
Intellectual Property	10.0 years	5,859	(1,257)	—	4,602
Total amortizable assets		$79,489	$(13,204)	$—	$66,285

Other intangible assets
Trademark assets	Indefinite	$18,463	$—	$(3,609)	$14,854

As of December 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.7 years	$44,493	$(5,664)	$38,829
Intellectual Property	10.1 years	9,847	(1,408)	8,439
License Agreements	5.5 years	10,674	(2,448)	8,226
Total amortizable assets		$65,014	$(9,520)	$55,494

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets and are recorded in Other intangible assets on the condensed consolidated balance sheets.

During the three months ended September 30, 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the trademark assets is less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the trademark asset associated with our ApiFix acquisition was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected and the subsequent impact to the discounted cash flow model utilized to calculate the fair value. We recorded a $3,609 impairment charge in the three months ended September 30, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value. Following the impairment, the newly calculated fair value becomes the new accounting basis and carrying value of the trademark. No impairment charges were recorded in any other period presented. The following table represents the significant unobservable inputs utilized in the calculation of estimated fair value associated with the ApiFix trademark asset:

September 30, 2022
Discount rate	28.0%
Estimated royalty rate	5.0%
Long term growth rate	3.0%

Changes in the carrying amount of trademark assets for the nine months ended September 30, 2022 were as follows:

Total
Trademark assets at January 1, 2022	$14,268
MD Ortho Acquisition	2,410
Pega Medical Acquisition	3,040
Trademark impairment	(3,609)
Foreign currency translation impact	(1,255)
Trademark assets at September 30, 2022	$14,854

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$—	$—	$—	$—
Short term investments
Exchange Trade Mutual Funds	$42,634		$—	$42,634
Corporate Bonds	$9,680	$—	$—	$9,680
Treasury Bonds	$32,396	$—	$—	$32,396
Asset Backed Securities	$—	$—	$—	$—
Other	$—	$—	$—	$—
Financial Liabilities
Contingent Consideration	$—	$—	$3,460	$3,460

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash Equivalents	$—	$—	$—	$—
Short term investments
Exchange Trade Mutual Funds	$—	$—	$—	$—
Corporate Bonds	$22,476	$—	$—	$22,476
Treasury Bonds	$14,317	$—	$—	$14,317
Asset Backed Securities	$—	$8,272	$—	$8,272
Other	$837	$—	$—	$837
Financial Liabilities
Contingent Consideration	$—	$—	$28,910	$28,910

The Company's level 1 assets consist of short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $23,010 and $1,430 for the three month periods ended September 30, 2022 and September 30, 2021, respectively, and an income adjustment of $25,450 and an expense adjustment of $3,710 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively, in other expenses on the condensed consolidated statements of operations. For both the three and nine months ended September 30, 2022, the significant factor driving the reported fair value adjustment is the reduction in forecasted revenue which subsequently reduces the final expected payment.

The following table summarizes the change in fair value of Level 3 instruments in 2022:

Total
Balance at January 1, 2022	$28,910
Change in fair value of contingent consideration	(25,450)
Balance at September 30, 2022	$3,460

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	16.2%	18.4%
Volatility factor	46.5%	50.3%
Expected years	1.6 years	2.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of September 30, 2022; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Mortgage payable to affiliate	$942	$1,044
Less: current maturities	143	137
Long-term debt with affiliate, net of current maturities	$799	$907

On June 13, 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, or Squadron (as so amended, the “Loan Agreement”). The Fourth Amendment increased the amount available under the revolving credit facility from $25,000 to $50,000 in anticipation of using the facility to fund the cash portion of the Company’s July 1, 2022 acquisition of Pega Medical Inc. After borrowing $31,000 under the Loan Agreement in June 2022 to fund such acquisition, the Company repaid the entire amount on August 15, 2022 with proceeds from a public offering of securities. See Note 3 – Business Combinations for information relating to the acquisition and Note 8 – Stockholders’ Equity for information relating to the public offering.

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

Borrowings under the revolving credit facility are made under a Second Amended and Restated Revolving Note, dated June 13, 2022 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At September 30, 2022 the mortgage balance was $942 of which current principal of $143 was included in the current portion of long-term debt. As of December 31, 2021, the mortgage balance was $1,044 of which current principal due of $137 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $12 and $14 for the three months ended September 30, 2022 and 2021, respectively, and $512 and $42 for the nine months ended September 30, 2022 and 2021, respectively. The unused commitment fee paid to Squadron was $44 and $32 for the three months ended September 30, 2022 and 2021, respectively, and $111 and $95 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2022, the income tax benefit was $4,899 compared to $890 for the nine months ended September 30, 2021. Our effective income tax (benefit) rate was (116.5)% and 5.2% for the nine months ended September 30, 2022 and 2021, respectively.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2022 and December 31, 2021, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix and Pega Medical. The company has recorded a tax benefit during the period ended September 30, 2022 for losses generated in the foreign jurisdiction. As of December 31, 2021, we had available federal, state and foreign tax loss carryforwards of $114,008, $73,997 and $22,671, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 annually over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constrained by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

Management has reviewed the tax implications of the MD Ortho purchase accounting and recorded approximately $3,010 of deferred tax liabilities. This resulted in a decrease to the overall net US deferred tax assets, thereby causing a remeasurement of the valuation allowance during the quarter ended September 30, 2022, such that an approximately $3,010 of tax benefit was recorded for the reversal of the valuation allowance.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Contractual Terms
	Options	Exercise Price	in Years
Outstanding at January 1, 2022	6,638	$30.97	1.3
Exercised	(2,010)	30.97
Forfeited or expired	(1,072)	—
Outstanding at September 30, 2022	3,556	$30.97	0.9

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At September 30, 2022 and December 31, 2021, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Awards & Restricted Stock Units

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
		Remaining		Remaining
	Restricted	Contractual Terms	Restricted	Contractual Terms
	Stock Awards	in Years	Stock Units	in Years
Outstanding at January 1, 2022	368,446	1.1	—	—
Granted	216,631		11,634
Forfeited	(10,025)		—
Vested	(150,067)		—
Outstanding at September 30, 2022	424,985	1.7	11,634	2.8
Restricted stock exercisable at September 30, 2022	—		—

At September 30, 2022, there was $12,374 of unrecognized compensation expense remaining related to our service-based restricted stock awards and stock units. The unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.7 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,682 and $1,440 for the three months ended September 30, 2022 and 2021, respectively, and $4,978 and $4,170 for the nine months ended September 30, 2022 and 2021, respectively. The increase in the stock compensation for the three and nine months ended September 30, 2022 is primarily due to increase in plan participants from acquired businesses and newly hired employees to support the continued expansion of our business.

During the three months ended September 30, 2022 the Company purchased all of the issued and outstanding share capital of Pega Medical Inc. See Note 3 - Business Combinations for additional detail. As a component of that acquisition, the Company issued 34,899 shares of unregistered common stock. The Company determined that these shares were not part of the purchase consideration and would recognize expense over three years. During the three months ended September 30, 2022 the Company recognized expense of $133 associated with these shares.

During the three months ended September 30, 2022 the Company completed a following-on offering in which we issued 1,525,000 of pre-funded warrants to Squadron. The warrants had an exercise price of $0.00025. All warrants issued in the quarter were exercised and included in our outstanding common stock as of and during the three months ended September 30, 2022. As of September 30, 2022 and 2021 the Company had no warrants outstanding.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$18,539	$(2,197)	$9,106	$(16,332)
Less: Earnings allocated to participating securities	353	—	174	—
Net income available to common shareholders	18,186	(2,197)	8,932	(16,332)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding for basic	21,150,219	19,291,374	20,703,883	19,256,128
Weighted average shares outstanding for diluted	21,295,323	19,291,374	20,958,503	19,256,128

Earnings (loss) per share:
Basic	$0.88	$(0.11)	$0.44	$(0.85)
Diluted	$0.87	$(0.11)	$0.43	$(0.85)

Our basic and diluted net loss per share is computed using the two-class method.  For purposes of our equity disclosures and calculation of weighted average shares for basic earnings per share calculations, the two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock that includes non-forfeitable rights to dividends are considered participating securities. For the periods presented with a net loss the weighted average shares outstanding remains consistent between basic and diluted as the effect would have been anti-dilutive.

The following table shows the contingently issuable and convertible equity shares that were excluded from the calculation of diluted net earnings (loss) per share because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Restricted stock	—	375,915
Stock options	—	6,638
Total shares	—	382,553

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and nine months ended September 30, 2022 or 2021. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2022 and December 31, 2021.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2022	2021	2022	2021
U.S.	$26,539	$19,354	$69,687	$57,930
International	8,411	5,725	21,608	15,306
Total	$34,950	$25,079	$91,295	$73,236

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2022	2021	2022	2021
Trauma and deformity	$23,892	$16,817	$62,976	$49,302
Scoliosis	9,979	7,266	25,383	20,874
Sports medicine/other	1,079	996	2,936	3,060
Total	$34,950	$25,079	$91,295	$73,236

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the three and nine months ended September 30, 2022 and 2021.

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $218 and $173 for the three months ended September 30, 2022 and 2021, respectively, and $768 and $441 for the nine months ended September 30, 2022 and 2021, respectively.
On December 31, 2019, the Company divested Vilex for $25,000 to an affiliate of Squadron. In conjunction with the divestiture, the Company also entered into an exclusive perpetual license agreement to permit the purchasers of Vilex the ability to access intellectual property and sell products using the external fixation technology of Orthex, LLC to non-pediatric accounts. We had sales and payments related to inventory purchases to Squadron's affiliate, now known as Vilex, LLC, of $51 and $7, respectively, for the three months ended September 30, 2022, and sales and payments of $111 and $39, respectively, for the nine months ended September 30, 2022. We had sales and payments related to inventory purchases to Vilex, LLC of $45 and $150, respectively, for the three months ended September 30, 2021, and sales and payments of $200 and $675, respectively, for the nine months ended September 30, 2021.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. We have elected to match our employees' 401(k) contributions up to 4% of employees' salary. Additionally, employees of MD Ortho receive contribution matches up to 3% of their salary.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2022, the Company has recorded a lease liability of $303 and corresponding right-of-use-asset of $304 on its condensed consolidated balance sheet.

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

On May 13, 2021, the Court ordered the lawsuit stayed pending arbitration. To the extent the Plaintiff desires to further pursue the matter, it must first do so through a separate arbitration proceeding. In mid-November 2021, the Plaintiff initiated an arbitration proceeding; however, the Plaintiff failed to pay the fees it was required to pay for the arbitration to continue, resulting in the arbitration panel terminating the arbitration proceedings in mid-October 2022. In connection with the stay order, the Court also ordered the Company, Orthex and Squadron to give notice to the Plaintiff before any attempt to dispose, assign, sell or otherwise encumber the ‘377 Patent. The Company, Orthex and Squadron filed an appeal of this component of the order, but the appellate court affirmed the lower court’s decision. The Company, Orthex and Squadron have not sought to further pursue an appeal of the subject order.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform, the Company has agreed to a minimum purchase commitment for the first twelve months of that agreement. As of September 30, 2022, the remaining purchase commitment under the agreement was $0.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three and nine months ended September 30, 2022, the Company recorded an expense of $101 and $442, respectively. No expense was recorded for either the three or nine months ended September 30, 2021.

Royalties

As of September 30, 2022, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2022, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We currently market 46 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We primarily rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 41 independent sales agencies employing more than 201 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

We market and sell our products internationally in over 70 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. Additionally, in July 2022, we established an operating company in Germany and in March 2019, we established an operating company in the Netherlands in order to enhance our operations in Europe. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. We expect these arrangements to generate an increase in revenue and gross margin.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 613,000 children, including MD Ortho. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance and Nominating Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

Impact of COVID-19 on our Business

As a result of the COVID-19 pandemic (“COVID-19” or the “pandemic”), we have experienced significant business disruption. Elective procedures are delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Throughout the pandemic, we have taken a variety of steps to address the impact. We continue to monitor the impact of the pandemic on our employees and customers and the markets in which we operate and will take further actions that are considered prudent to address the pandemic. We cannot accurately predict with certainty the full extent to which the pandemic will impact demand for our products in the future. Accordingly, the COVID-19 pandemic could have a material adverse impact on our results of operations, financial condition and capital resources. We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the

"SEC") on March 3, 2022 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Despite the impact COVID-19 has had on our business, we continue to invest in research and development, invest in our people, and take steps to position ourselves for long-term success.

Other Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During the third quarter ended September 30, 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of an acquired trademark was less than the associated carrying value. Subsequently, the company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and an impairment loss was recorded in the period. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

In the three-month period ended September 30, 2022, there has been a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April; however, in 2022 the United States has experienced a significant increase during the summer months. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This has had a negative impact on our sales volume and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future, but we will continue to monitor this dynamic as we get closer to the traditional peak of RSV season.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase (Decrease)%		2022	2021	Increase (Decrease)%
Net revenue	$34,950	$25,079	$9,871	39%	$91,295	$73,236	$18,059	25%
Cost of revenue	9,061	6,525	2,536	39%	21,859	17,914	3,945	22%
Sales and marketing expenses	11,919	9,862	2,057	21%	34,108	29,687	4,421	15%
General and administrative expenses	15,116	11,034	4,082	37%	42,829	34,163	8,666	25%
Trademark impairment	3,609	—	3,609	100%	3,609	—	3,609	100%
Research and development expenses	2,206	1,302	904	69%	5,980	3,935	2,045	52%
Total other expenses (income)	(21,357)	(1,155)	(20,202)	1749%	(21,297)	4,759	(26,056)	(548)%
Provision for income taxes (benefit)	(4,143)	(292)	(3,851)	(1319)%	(4,899)	(890)	(4,009)	(450)%
Net income (loss)	$18,539	$(2,197)	$(20,736)	(944)%	$9,106	$(16,332)	$(25,438)	(156)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2022	2021	2022	2021
U.S.	$26,539	$19,354	$69,687	$57,930
International	8,411	5,725	21,608	15,306
Total	$34,950	$25,079	$91,295	$73,236

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2022	2021	2022	2021
Trauma and deformity	$23,892	$16,817	$62,976	$49,302
Scoliosis	9,979	7,266	25,383	20,874
Sports medicine/other	1,079	996	2,936	3,060
Total	$34,950	$25,079	$91,295	$73,236

Net revenue increased $9.9 million, or 39%, from $25.1 million for the three months ended September 30, 2021 to $35.0 million for the three months ended September 30, 2022 and increased $18.1 million, or 25%, from $73.2 million for the nine months ended September 30, 2021 to $91.3 million for the nine months ended September 30, 2022. The increase during the three and nine months ended September 30, 2022 was driven primarily by increased usage of Orthex Ex-Fix, RESPONSE and ApiFix Scoliosis, PNP Femur as well as cannulated screw systems. Additionally, growth from acquisitions for the three and nine months ended September 30, 2022 was $4.4 million and $7.0 million, respectively.

Trauma and deformity sales, which include the non-organic growth from acquisitions, increased $7.1 million, or 42%, during the three months ended September 30, 2022, and increased $13.7 million, or 28%, during the nine months ended September 30, 2022. In each case, the increase was primarily driven by strong trauma and deformity growth across numerous product lines, specifically external fixation, the PNP Femur system, and cannulated screws as well as the sales generated from acquired businesses. Scoliosis sales increased $2.7 million, or 37%, during the three months ended September 30, 2022, and increased $4.5 million, or 22%, during the nine months ended September 30, 2022. In each case, the growth was primarily driven by increased sales of our RESPONSE fusion systems and ApiFix non-fusion system as well as set sales to international stocking distributors. Sports medicine / other increased $0.1 million, or 8%, during the three months ended September 30, 2022, and decreased $0.1 million, or 4%, during the nine months ended September 30, 2022. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.5 million, or 39%, from $6.5 million for the three months ended September 30, 2021 to $9.1 million for the three months ended September 30, 2022. Cost of revenue increased $3.9 million, or 22%, from $17.9 million for the nine months ended September 30, 2021 to $21.9 million for the nine months ended September 30, 2022. In both cases, the increase was due primarily to an increase in volumes sold. Gross margin was 74% for the three months ended September 30, 2021 and 74% for the three months ended September 30, 2022. Gross margin was 76% for the nine months ended September 30, 2022 and 76% for the nine months ended September 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.1 million, or 21%, to $11.9 million for the three months ended September 30, 2022 from $9.9 million for the three months ended September 30, 2021. Sales and marketing expenses increased $4.4 million, or 15%, to $34.1 million for the nine months ended September 30, 2022 from $29.7 million for the nine months ended September 30, 2021. The changes in the three and nine month periods ended September 30, 2022 were due primarily to increased sales commission expenses, driven by increased unit volumes sold. This is partially offset by lower commission rates associated with the acquired businesses. Additionally, the Company has experienced higher expense of approximately $0.6 million related to the businesses acquired in the current year, which were not present in the prior year.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 37%, from $11.0 million for the three months ended September 30, 2021 to $15.1 million for the three months ended September 30, 2022. General and administrative expenses increased $8.7 million, or 25%, to $42.8 million for the nine months ended September 30, 2022 from the $34.2 million for the nine months ended September 30, 2021.The increases for the three and nine month periods ended September 30, 2022 were due primarily to the addition of personnel and resources to support the continued expansion of our business and an increase in legal expenses, driven by two recent acquisitions, and other professional service expenses. Additionally, the Company has experienced higher expense of approximately $3.0 million related to the businesses acquired in the current year, which were not present in the prior year.

Depreciation and amortization expenses increased $0.7 million, or 27%, from $2.7 million for the three months ended September 30, 2021 to $3.4 million for the three months ended September 30, 2022. Depreciation and amortization expenses increased $1.7 million, or 22%, to $9.6 million for the nine months ended September 30, 2022 from $7.9 million for the nine months ended September 30, 2021.The increases for the three and nine month periods ended September 30, 2022 were primarily due to increases in depreciation from higher set deployments and the amortization of intangible assets, primarily those acquired with MD Ortho and Pega.

Additionally, the Company recorded an impairment charge associated with the ApiFix trademark. See Note 4 - Goodwill and Intangible Assets for further details.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 69%, from $1.3 million for the three months ended September 30, 2021 to $2.2 million for the three months ended September 30, 2022.

Research and development expenses increased $2.0 million, or 52%, to $6.0 million for the nine months ended September 30, 2022 from the $3.9 million for the nine months ended September 30, 2021. The increases for the three and nine month periods ended September 30, 2022 were primarily due to incremental product development and the addition of personnel to support the future growth of the business. Additionally, the Company has experienced higher expense of approximately $0.1 million related to the businesses acquired in the current year, which were not present in the prior year.

Total Other (Income) Expense

Total other income reflects income of $21.4 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $20.2 million or 1,749%. Other expenses fluctuated $26.1 million, or 548%, to income of $21.3 million for the nine months ended September 30, 2022 from the $4.8 million of expense for the nine months ended September 30, 2021. The change in total other income for the three and nine months ended September 30, 2022 was primarily due to the fair value adjustments of contingent consideration, which was driven by the valuation inputs, specifically a significant reduction in the forecasted ApiFix product sales. This was offset by additional interest expense of approximately $0.7 million as the result of the finalization of the ApiFix installment paid in the second quarter and the accreted interest expense associated with the acquisition installment payables. The increased interest expense from the ApiFix installment payment was driven by the variance in our closing stock price on the payment date compared to the 30 day average used to calculate the number of shares paid, which increase was non-cash in nature.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows for continuing operations from operating activities of $18.4 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $168.9 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2022, we had cash, restricted cash and short term investments of $121.6 million. We also currently have $50 million available on our line of credit.

During the quarter ended September 30, 2022, we raised net proceeds of approximately $139.3 million from a public offering of (a) 1,091,250 shares our common stock, and (b) pre-funded warrants exercisable for an aggregate of up to 1,525,000 shares of common stock to Squadron Capital LLC (“Squadron”), our largest investor. The net proceeds reflect the Company’s payment of $4.3 million in underwriting discounts and commissions and $0.3 million in other offering costs. A portion of the net proceeds were used to repay $31 million of borrowings previously outstanding under the Company’s revolving credit facility with Squadron. On September 20, 2022, the Company issued an aggregate of 1,525,000 shares of common stock to Squadron upon exercise of the pre-funded warrants.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(18,425)	$(11,828)
Net cash used in investing activities	(90,144)	(10,376)
Net cash provided financing activities	136,009	40
Effect of exchange rate changes on cash	426	(266)
Net increase (decrease) in cash	$27,866	$(22,430)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $18.4 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $17.4 million for the nine months ended September 30, 2022 compared to a use of $12.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the primary driver of working capital cash usage was the increase in inventory of $14.8 million and trade receivables of $5.6 million, offset by trade payables of $0.4 million to support future sales growth. We also saw an increase in the sourcing of cash from other accrued expenses of $1.8 million.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $90.1 million compared to $10.4 million for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of the sale of short-term marketable securities used to fund the acquisition of MD Ortho, acquisition of Pega and cash planning in association with the public offering. This was offset by the purchases of instrument sets of $10.6 million, the cash consideration paid for acquisitions and the purchase of short-term marketable securities from the excess cash after the follow-on offering.

Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $136.0 million. Net cash used in financing activities for the nine months ended September 30, 2021 was not material to the results of our operations. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of the proceeds from the $31 million of debt incurred in connection with the acquisition of Pega Medical Inc., which was offset by an equal payment after the follow-on offering completed in August. The proceeds from issuance of common stock, net of issuance costs provided a source of cash in financing activities of $139.3 million for the three and nine months ended September 30, 2022.

Indebtedness

Loan Agreement

On June 13, 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Loan and Security Agreement with Squadron (as so amended, the “Loan Agreement”). The Fourth Amendment increased the amount available under the revolving credit facility from $25 million to $50 million in anticipation of using the facility to fund the cash portion of the Company’s July 1, 2022 acquisition of Pega Medical Inc. After borrowing $31 million under the Loan

Agreement in June 2022 to fund such acquisition, the Company repaid the entire amount on August 15, 2022 with proceeds from a public offering of securities.

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

Borrowings under the revolving credit facility are made under a Second Amended and Restated Revolving Note, dated June 13, 2022 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note will mature at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

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

As of September 30, 2022 and December 31, 2021 there was no outstanding debt on the line of credit. As a result, $50 million is currently available for future borrowing.

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15 thousand, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $0.9 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. See additional detail regarding our Critical Accounting Policies in our Annual Report on Form 10-K filed with the SEC on March 3, 2022. There have been no material changes to these policies since the filing of our Annual Report on Form 10-K.

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

In April 2022, we completed the acquisition of MD Ortho and in July 2022 we completed the acquisition of Pega Medical. We are currently integrating the acquired companies into our operations. The internal control over financial reporting of the acquired companies was excluded from the evaluation of the effectiveness of our internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The acquired companies constituted approximately 6.8% of our total assets as of September 30, 2022, including goodwill and intangible assets recorded as a part of our purchase price allocation, and approximately 7.7% of our net revenue for the nine months ended September 30, 2022.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On July 1, 2022, the Company issued 34,899 shares of its common stock, $0.00025 par value per share, in connection with the purchase of all of the issued and outstanding shares of Pega Medical Inc. The purchase price also included $32.0 million in cash. The shares were valued at $42.90 per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

2.1w
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242)

2.2w
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242)

2.3w
Sale and Purchase Agreement, dated June 13, 2022, among OrthoPediatrics Corp., OrthoPediatrics Canada ULC, and the shareholders of Pega Medical Inc. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 14, 2022) (SEC File No. 001-38242)

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

4.5		Form of Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of registrant's Form 8-K filed on August 12, 2022) (SEC File No. 001-38242)
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

November 1, 2022	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

November 1, 2022	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer