Form 10-K
period 2022-12-31
ORTHOPEDIATRICS CORP
filed 2023-03-01
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $471.5 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant and by each person who owns 10 percent or more of outstanding common stock on June 30, 2022 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 27, 2023, the registrant had 22,993,446 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CME	Continuing medical education
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
Devise Ortho	Devise Ortho, Inc. which sold certain assets and intellectual property to the Company on October 20, 2021
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Foundation for Advancing Pediatric Orthopedics
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
Loan Agreement	Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC, as amended from time to time, which provides the Company with a $50.0 million revolving credit facility
MDD	Medical Devices Directive
MD Ortho or MDO	MD Orthopaedics, which was acquired by the Company on April 1, 2022
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MPFL	Medial petellofemoral ligament
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
PMA	Premarket Approval Application with the FDA
Pega Medical or Pega	Pega Medical Inc., which was acquired by the Company on July 1, 2022
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
RSV	Respiratory Syncytial Virus, a respiratory virus commonly impacting children
SEC	United States Securities and Exchange Commission

Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennesee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, operating results, financial condition, and the trading price of our common stock. We encourage you to carefully review the full risk factors contained in Item 1A “Risk Factors” of this Annual Report on Form 10-K in their entirety. These risks include the following, among others:
•We are unable to predict the extent to which widespread health emergencies, such as COVID-19 and respiratory syncytial virus, or RSV, or other pandemics, epidemics and infectious disease outbreaks, may adversely impact our business and financial results.
•Unfavorable economic conditions such as prolonged inflation, rising interest rates or a recession could adversely affect our business, financial condition or results of operations.
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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our clubfoot orthopedic products are manufactured in house.

The Company began selling its products in the United States in 2008 and internationally in 2011. In 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020, and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively.

The Company routinely explores opportunities to acquire or invest in complementary products, technologies or businesses. For example, in 2020, we acquired Telos, a boutique regulatory consulting firm formed in Colorado, and ApiFix, Ltd., the developer of a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). In 2022, we acquired MD Ortho, a manufacturer of orthopedic clubfoot products, and Pega Medical, a medical device company which sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System designed to treat osteogenesis imperfecta.

In 2020, we also acquired the intellectual property assets from Band-Lok, LLC, related to its Tether Clamp and Implementation System which we use in connection with our Bandloc 5.5/6.0 System. We were previously the sole licensee of the purchased asset under a license agreement with Band-Lok. Also, we purchased certain intellectual assets and product inventory from Devise Ortho, Inc., related to its Drive Rail external fixation system, which compliments our existing external fixation products.

In addition to acquisitions, we also look for partnerships which can provide us with complementary enabling technologies. For example, in 2021 we extended our license agreement for our exclusive distribution rights of the FIREFLY® Technology. Also in 2021, we entered into a license agreement resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. These partnerships allow for exclusive distribution in children's hospitals across the United States and serve as supporting avenues for us to focus on high-volume children's hospitals.

On August 15, 2022, we raised net proceeds of approximately $139.3 million from a public offering of (a) 1,091,250 shares our common stock, and (b) pre-funded warrants exercisable for an aggregate of up to 1,525,000 shares of common stock to Squadron Capital LLC (“Squadron”), our largest investor. The net proceeds reflect the Company’s payment of $4.3 million in underwriting discounts and commissions and $0.3 million in other offering costs. A portion of the net proceeds were used to repay $31 million of borrowings previously outstanding under the Company’s revolving credit facility with Squadron. On September 20, 2022, the Company issued an aggregate of 1,525,000 shares of common stock to Squadron upon exercise of the pre-funded warrants.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

As of December 31, 2022, the Company had consolidated total assets of $427.7 million, consolidated total liabilities of $49.1 million and stockholders’ equity of $378.6 million. As of December 31, 2022, the Company and its subsidiaries had 203 full-time equivalent employees.

Environmental, Social and Governance ("ESG")

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 630,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

We encourage you to review our ESG page and summary report which can be found under the "About" section of our corporate website for more detailed information regarding our ESG efforts and current initiatives. On our website, among other information, are the following highlights:

•OrthoPediatrics cares about our environmental impact while working in a highly regulated industry and we are certified according to ISO 13485. Our team in Warsaw, Indiana recently implemented an enhanced recycling program.

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

•The Company and its Board of Directors understand the value of diversity. In 2022, the Company added one additional diverse Director and our Board is targeting the addition of another diverse candidate in 2023.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to continue to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website under the Investors tab at
http://www.orthopediatrics.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Those filings are accessible on the SEC’s website at http://www.sec.gov.

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants and instruments to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market 46 surgical and bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine procedures. Our products have proprietary features designed to:

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. As of December 31, 2022, our U.S. sales organization consisted of 41 independent sales agencies employing more than 197 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 68% and 76% of our global revenue in 2022 and 2021, respectively. Outside of the United States, our sales organization consisted of more than 70 independent stocking distributors and 14 independent sales agencies in over 70 countries.

We collaborate with pediatric orthopedic surgeons in developing new surgical systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2022, we conducted numerous training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $122.3 million for the year ended December 31, 2022. The compound annual growth rate for the Company from 2011 through 2022 is 25.3%. This growth was partially obtained through strategic acquisitions. For the years ended December 31, 2022, 2021 and 2020, our revenue was $122.3 million, $98.0 million and $71.1 million, respectively. As of December 31, 2022, our accumulated deficit was $176.8 million.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants and instruments. In 2022, there were more than 1,400 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States. The chart below provides the estimated sizes of the categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2022 based on management estimates and typical industry growth rates.

Trauma and Deformity		Scoliosis		Sports Medicine	Smart Implants
Surgical Implants	Specialty Bracing	Fusion	Non-Fusion
$609 Million	$303 Million	$334 Million	$75 Million	$249 Million	$162 Million

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

Trauma and Deformity Correction

Trauma and deformity correction surgical procedures involve placing metal plates and screws on the outside of the bone or long nails inside the canal of the bone, known as flexible and rigid intramedullary nails, to stabilize fractures and allow them to heal. Trauma and deformity procedures also include osteotomies, or surgical cutting of the bone, the use of metal implants to correct angular bone deformities or limb length discrepancies and external fixation. Trauma and deformity also includes specialized bracing products which are non-surgical in nature.

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

We estimate that these 300 U.S. pediatric centers represent a target market of $0.9 billion. The table below provides the estimated sizes of the categories of this target market, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) which was then updated in 2022 with management estimates based on typical industry growth rates.

	Trauma and Deformity		Scoliosis
	Surgical Implants	Specialty Bracing	Fusion	Non-Fusion	Sports Medicine
U.S. High-Volume Children's Hospitals Target Market	$378 Million	$197 Million	$207 Million	$68 Million	$82 Million

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

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2022, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions. In 2022, we estimate that our products were used to help approximately 70,000 children, and over 630,000 since inception, when including those served by our acquired companies. We currently market 46 surgical and specialized bracing systems consisting of more than 11,200 stock keeping units, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2022, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. As of December 31, 2022, our U.S. sales organization consisted of 41 independent sales agencies employing more than 197 sales representatives. Outside of the United States, we work with 70 independent stocking distributors and 14 independent sales agencies in 70 countries. We estimate that over 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in approximately 300 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

•    Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis businesses are each led by a President, who chairs a business team composed of representatives from the research and development, quality and regulatory, operations, sales, human resources and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. For seven years we have been named one of the Best Companies to work for in Indiana. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their specialty.

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

•    Expand addressable market through aggressive investment in research and development, and select acquisition opportunities. We have a track record of introducing innovative products that meet the clinical needs of pediatric orthopedic surgeons and their patients. We believe many of these products are becoming the standard of care in pediatric orthopedic surgery, and we intend to increase our investment in research and development of new products. We aspire to launch at least one new surgical system and multiple product line extensions in our trauma and deformity and scoliosis businesses each year for the foreseeable future. We will also continue to seek partnership and select acquisition opportunities that expand our total available market and serve new unmet needs in pediatric orthopedics.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants and instruments specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 46 surgical and specialized bracing systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 7,900 implants, external fixation, specialized braces and bone graft substitutes for the femur, tibia, upper and lower extremities. Our global revenue from this category for the year ended December 31, 2022 was $85.1 million, an increase of 29% over the prior year, and represented 70% of total revenue. Global revenue from this category for the years ended December 31, 2021 and 2020 was $65.8 million and $47.7 million or 67% and 67% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, 7D FlashTM Naviation image guidance system and ApiFix® Mid-C System. Our global revenue from this category for the year ended December 31, 2022 was $33.4 million, or 27% of total revenue, which represented an increase of 19% over the prior year. Global revenue from this category for the years ended December 31, 2021 and 2020 was $28.0 million and $20.7 million or 29% and 29% of total revenue, respectively.

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

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system and Telos. Our global revenue from this category for the year ended December 31, 2022 was $3.8 million, or 3% of total revenue, which represented a decline of 9% over the prior year. Global revenue from this category for the years ended December 31, 2021 and 2020 was $4.2 million and $2.7 million or 4% and 4% of total revenue, respectively.

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

Pediatric Nailing Platform | Tibia

In the first half of 2023, we plan to submit a 510(k) for an innovative Pediatric Nailing Platform | Tibia, that will use a similar instrument platform to the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This new to the market system will treat deformities and traumatic injuries of the tibia. We expect the beta launch to occur in 2023 and a full-scale launch to occur in 2024.

Active Growing Implants

We are developing a new generation of smart implants, which we refer to as our Active Growing Implants. Our Active Growing Implants will utilize a power source of significantly greater strength and control than current magnetic technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We made significant development progress on this in 2022. This new technology will be available for early onset scoliosis and potentially limb deformity.

RESPONSETM Rib and Pelvic System

Our RESPONSETM Rib and Pelvic System is designed to aid surgeons in the treatment of early onset scoliosis, a debilitating form of scoliosis that affects very young children. We expect to beta launch the system in 2023.

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

External Fixation Systems

We plan to continue development to support the strengthening of our external fixation product portfolio. Throughout 2022, we launched the Drive Rail system that complements the Mini Rail and Orthex product offering. In addition to a suite of innovative features, this system is compatible for use with the Orthex frame. Further development will focus on hardware and software upgrades as well as a completely new system for emergency fracture management.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. As of December 31, 2022, our U.S. sales organization consisted of 41 independent sales agencies employing 197 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 68% of our global revenue in 2022 and 76% in 2021.

Outside of the United States, our sales organization consisted of over 70 independent stocking distributors and 14 independent sales agencies in over 70 countries, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2022, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. Annually, we sponsor the largest industry meetings including the Annual International Children's Spine Symposium, Annual Pediatric Orthopedic Surgical Techniques Course, Akron Pediatric Orthopedic Residents Review Course and the annual PediOrthoWest resident review program. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

Cumulatively, we are one of the largest financial contributors to pediatric orthopedic surgical societies that conduct pediatric clinical education and research: the Pediatric Orthopaedic Society of North America, the International Pediatric Orthopaedic Symposium, the European Pediatric Orthopaedic Society and the American Academy for Cerebral Palsy and Developmental Medicine. Additionally, we are a sponsor of the two major spine deformity organizations, the Scoliosis Research Society and the International Meeting on Advanced Spine Techniques. We are also the founding and leading sponsor of the Pediatric Research in Sports Medicine Society and have significantly increased our sponsorship of the Baltimore Limb Deformity Course. In addition to these organizations, we also support eight pediatric orthopedic fellowships. Our support of these organizations and fellowships demonstrates our commitment to the clinical training and research they sponsor. We believe this support enhances our reputation as the category leader in pediatric orthopedics.

Additionally, during 2020, 2021 and 2022, we funded The Foundation for Advancing Pediatric Orthopaedics ("Foundation") as a 501(c)3 public charity. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commercial education programs and clinical research.

Manufacturing and Suppliers

Our products are primarily manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. MD Ortho's specialized bracing products are manufactured on-site in our Iowa facility. Our third-party manufacturers meet FDA and other country-specific quality standards, supported by our internal specifications and procedures. We believe these manufacturing relationships allow us to work with suppliers who have well-developed specialized competencies, minimize our capital investment, control costs and shorten cycle times, all of which we believe allow us to compete with larger volume manufacturers of orthopedic implants. We work closely with our suppliers with a goal of ensuring our inventory needs are met while maintaining high quality and reliability.

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

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2022, we owned 61 issued U.S. patents and 115 issued foreign patents and we had 33 pending U.S. patent applications and 166 foreign patent applications. As of December 31, 2022, 11 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2039, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2022, we owned 31 U.S. trademark registrations and 7 pending U.S. trademark applications, as well as 77 registrations in other jurisdictions worldwide.

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

Human Capital and Community Support

We believe that maintaining a sufficient number of skilled employees in all departments of our Company is a key focus of our human capital. We employ a number of strategies to best enable us to attract, retain, and engage our employees. As of December 31, 2022, we employed 203 full-time employees, 27 of whom were engaged in research and development and 64 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

We also partner with organizations around the world that provide pediatric orthopedic care for the disadvantaged. Specifically, we have partnered with the World Pediatric Project, to whom we provide surgical products and treatment for children in developing countries, some of whom are flown to the United States for surgery. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project and we continued our support of this cause in 2021 and 2022.

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

The Medical Devices Regulation ("MDR") entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The application date refers to the time by which the MDR goes into effect. On January 6, 2023, the European Commission sent a proposal to the European Parliament for extending the application date to December 31, 2027 for the Class III and IIb implantable devices. The proposal also seeks to extend the application date to December 31, 2028 for select Class IIb, Class IIa and Class I devices. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to December 31, 2027. The MDR imposes significant additional reporting requirements on manufacturers of all medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements.

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

Regulations in the United Kingdom

Effective January 31, 2020, the United Kingdom of Great Britain and Northern Ireland, or the UK, withdrew from the European Union, or EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2024. These regulations may impact our ability to sell our products in the UK. During the transition period, devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

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

Risks Related to Our Financial Condition and Capital Requirements

We are unable to predict the extent to which widespread health emergencies, such as COVID-19 and respiratory syncytial virus, or RSV, or other pandemics, epidemics and infectious disease outbreaks, may adversely impact our business and financial results.

At the onset of, and at various times during, the COVID-19 pandemic, hospitals postponed certain elective procedures, diverted resources to patients suffering from COVID-19, and limited access for non-patients, including our sales professionals and distributors. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. In addition, these circumstances have negatively impacted, and may continue to negatively impact, the ability of our sales professionals and distributors to effectively market and sell our products, which has had and may continue to have a material adverse effect on our revenues.

In 2022, the United States also experienced a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2022 and may continue to do so into the future.

Widespread health emergencies, such as COVID-19 and RSV, or other pandemics, epidemics or infectious disease outbreaks, may adversely impact the global macroeconomic environment, resulting in periods of regional, national or global economic slowdown or regional, national or global recessions. The extent to which COVID-19, RSV, or other pandemics, epidemics and infectious disease outbreaks impact our business, results of operations and financial condition is highly uncertain and difficult to predict. Moreover, the continuing effects of COVID-19 and RSV and the potential for other pandemics, epidemics or infectious disease outbreaks, may heighten many of the other risks identified within this Annual Report on From 10-K. Depending on the continued severity and ultimate duration of any widespread health emergency, the negative effects on our business, results of operations and financial condition could be material.

Unfavorable economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others.

Furthermore, a severe or prolonged global economic downturn or recession could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation over a prolonged period may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred net losses in all fiscal years since inception with the exception of the the fiscal year ended December 31, 2022. We had net income of $1.3 million and incurred net losses of $16.3 million and $32.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As a result of ongoing losses, as of December 31, 2022, we had an accumulated deficit of $176.8 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our loan agreements, cash receipts from sales of our products and net proceeds from our August 2022 public offering of securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from prior stock offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

We are party to a Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC ("Squadron"), as amended from time to time (as amended, the "Loan Agreement"), which provides for a $50.0 million revolving credit facility. As of December 31, 2022, we have no outstanding indebtedness under the Loan Agreement. The Loan Agreement restricts our ability to, among other things:

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

As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $117.1 million, $74.8 million and $24.4 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets, except for those recorded in Israel, were fully offset by a valuation allowance as of December 31, 2022 and 2021, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances. Under federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have competitors in each of our three product categories, including the DePuy Synthes Companies (a subsidiary of Johnson and Johnson), Medtronic plc, Smith & Nephew plc and OrthoFix. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may render our products obsolete or uncompetitive. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can. Many of our current and potential competitors have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with orthopedic surgeons and greater experience in launching, marketing, distributing and selling products.

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

We seek to maintain close working relationships with respected orthopedic surgeons and medical personnel in hospitals and other healthcare organizations who assist in product research and development. We rely on these professionals to assist us in the development and improvement of our proprietary products. As a result of the COVID-19 pandemic and RSV, our access to these professionals has been limited at times as hospitals have restricted access for non-patients, including our research and development specialists and other employees, and we have experienced certain pandemic-related travel limitations, which has adversely affected our ability to develop, market and sell products. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could be further adversely affected.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In these markets, we work through sales agencies that are paid a commission. As of December 31, 2022, our international sales organization consisted of 70 independent stocking distributors and 14 independent sales agencies in 70 countries. Our operating results are directly dependent upon the sales and marketing efforts of our independent sales agencies and distributors. If our independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2022, 2021 or 2020, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $98.0 million for the year ended December 31, 2021 to $122.3 million for the year ended December 31, 2022. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in 70 countries outside of the United States. For the years ended December 31, 2022, 2021 and 2020, approximately 24%, 21% and 11% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

We incur significant costs as a result of operating as a public company and our management is required to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Global Market, or Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations. With further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations may cause us to incur significant legal and financial compliance costs and may make some activities more time-consuming and costly.

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

As a non-accelerated filer and “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a smaller reporting company.

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

Increased cyber-security threats also pose a potential risk to the security of the Company’s information technology systems, as well as the confidentiality, integrity and availability of data stored on these systems. In addition, as a number of our employees began working remotely during the COVID-19 pandemic, and some continue to work that way, we have been and may continue to be exposed to greater risks related to cyber-security. Any breach of our systems could result in disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or financial information. Such events could cause damage to the Company’s reputation and result in significant recovery or remediation costs, which may adversely impact results of operations.

In 2022, we began the process to upgrade our information technology and productivity capabilities, including replacing our enterprise resource planning system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade is expected to be completed in the second quarter of 2023. The upgrade poses several challenges, including training of personnel, migration of data, maintaining effective internal controls and potential instability of the new system. If we do not allocate and effectively manage the resources necessary to build and sustain the upgraded technology infrastructure, or if we fail to achieve the expected benefits from this enhancement or it does not operate as designed, our business could be adversely affected.

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

In order to sell our products in the UK (England, Wales and Scotland) our products must comply with the requirements of the UK Medical Device Regulations when they go into effect in 2024. Compliance with these requirements is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in the UK. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. A conformity assessment procedure requires the intervention of an organization accredited by an Approved Body under UK Medical Device Regulations, or Approved Body. Depending on the relevant conformity assessment procedure, the Approved Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Approved Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the UKCA Mark to its medical devices after having prepared and signed a related UK Declaration of Conformity.

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

Our third-party manufacturers or our own specialty brace manufacturing in Iowa may be found to be non-compliant with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable QSR requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s or Notified Body's refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

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

We are subject to several adverse event reporting regulations, which require us to report after we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the regulatory authority could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

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

Depending on the corrective action we take to redress a product’s deficiencies or defects, the regulatory authority may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The application date refers to the time by which the MDR goes into effect. On January 6, 2023, the European Commission sent a proposal to the European Parliament for extending the application date to December 31, 2027 for the Class III and IIb implantable devices. The proposal also seeks to extend the application date to December 31, 2028 for select Class IIb, Class IIa and Class I devices. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to December 31, 2027. The Company can continue marketing existing CE-marked products under the previous regulation until June 2024 so long as a certification extension is granted by its notified body. Any products not yet CE-marked or products with significant changes that require additional notified review are subject to the MDR as of May 2021, including the requirement of obtaining QSR certification under the MDR. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements.

Effective January 31, 2020, the United Kingdom withdrew from the EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2024. These regulations may impact our ability to sell our products in the UK. During the transition period devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

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

The activities of our third-party manufacturers and our specialty brace manufacturing in Iowa may involve the controlled storage, use and disposal of hazardous materials. Our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials, but we do reserve funds to address these claims at both the federal and state levels. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines, which could be substantial.

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

In the United States, our products are primarily sold by a network of 41 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of 70 independent stocking distributors and 14 independent sales agencies. We sell our products in 70 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 11.4% and 10.7%, respectively, of our global revenue in 2022. Sales through two of our independent sales agencies in the United States accounted for 12.9% and 10.9%, respectively, of our global revenue in 2021. Sales through two of our independent sales agencies in the United States accounted for 14.2% and 13.8%, respectively, of our global revenue in 2020. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We rely on several suppliers for the majority of our products and we maintain certain long-term contracts with these key suppliers. These suppliers may be unwilling or unable to supply these products to us reliably and at the prices and levels we anticipate or are required by the market, including the need to carry extra inventory as a result of restrictions or limitations arising from pandemics, epidemics or other widespread illnesses. For us to be successful, our suppliers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these products, and if we cannot obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain products, the use of products furnished by these alternative suppliers could require us to alter our operations.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2022, we owned 61 issued U.S. patents and 115 issued foreign patents and we had 33 pending U.S. patent applications and 166 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2039.

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

We are a "smaller reporting company" and the reduced disclosure requirements applicable to us could make our common stock less attractive to investors.

We are a "smaller reporting company" as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our common stock less attractive because we may rely on these exemptions and, if that is the case, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, we had a total of 22,877,962 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 6,901,322 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2022, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 32.7% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and occupy approximately 42,000 square feet of office space in Warsaw, Indiana, following expansions of our existing warehouse facilities in 2018 and again in 2021. As a part of its acquisition of MD Ortho, in April 2022, the Company acquired over 20,000 square feet of manufacturing and office space in Iowa, which it currently operates and occupies. We also maintain approximately 9,000 square feet of warehouse and office space in Canada associated with the Pega acquisition in July 2022. In addition, the Company also maintains an office in Israel and several flex office spaces in Europe, which allow us access to office space when needed. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. A discussion of certain of those legal proceedings is contained in Note 15 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the condensed consolidated financial statements included in Item 8. Financial Statements of Part II of this Annual Report on Form 10-K, which discussion is incorporated herein by reference.

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

HOLDERS OF RECORD

At the close of business on February 27, 2023, the number of shares outstanding was 22,993,446. There were 211 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2022.

RECENT SALES OF UNREGISTERED SECURITIES

None, except as otherwise described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q filed with respect to the period covered by this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 of Part III of this Annual Report on Form 10-K for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.

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

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States.

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market 46 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments and specialized braces has been generated in the United States. We sell our implants and instruments through a network of 41 independent sales agencies employing 197 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States from our bracing products is sold directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 70 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In these markets, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin. For the years ended

December 31, 2022, 2021 and 2020, international sales accounted for approximately 24%, 21% and 11% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 630,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

•The Company and its Board of Directors understand the value of diversity. In 2022, the Company added one additional diverse Director and our Board is targeting the addition of another diverse candidate in 2023.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and an impairment loss of $3.6 million was recorded in the period. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

In 2022, there was a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April; however, in 2022 the United States experienced a significant increase during the summer months. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2022 and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future, but we will continue to monitor this dynamic as we get closer to the traditional peak of RSV season.

As a result of the COVID-19 pandemic, we have experienced significant business disruption throughout the last few years. Elective procedures are delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Throughout the pandemic, we have taken a variety of steps to address the impact. We continue to monitor the impact of the pandemic on our employees and customers and the markets in which we operate and will take further actions that are considered prudent to address the pandemic. We cannot accurately predict with certainty the full extent to which the pandemic will impact demand for our products in the future.

We encourage the readers of this document to read our risk factors in its entirety contained in Item 1A “Risk Factors” where there is additional information regarding epidemics, pandemics or other illnesses such as RSV and COVID-19.

Components of our Results of Operations

Revenue

Revenue in the United States is generated primarily from the sale of our implants, specialized braces and, to a much lesser extent, from the sale of our instruments. Sales of our implants and instruments in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. We consider our performance obligation of our braces to be settled upon shipment, and revenue is therefore recognized at that time.

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
Cost of Revenue and Gross Profit

Our cost of revenue consists primarily of products purchased from third-party suppliers, inbound freight, excess and obsolete inventory adjustments and royalties. Our implants and instruments are manufactured to our specifications by third-party suppliers. We purchase the raw materials to make our specialized bracing products in our own facility in Iowa. The majority of our implants and instruments are produced in the United States. We recognize cost of revenue for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as inventory in our balance sheet. The costs of instruments are typically capitalized and not included in cost of revenue unless sold as a set to our international stocking distributors or directly to hospitals. We expect our cost of revenue to increase in absolute dollars due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.

Our gross profit is calculated by subtracting our cost of revenue from revenue and is expected to increase in absolute dollars due primarily to increased sales volume and sales mix to customers based in the United States. Our gross profit as a percentage of total revenue, or gross margin, was similar across all periods presented. Our gross margin is impacted by the mix of revenue between the United States, where we earn a higher gross margin that is required to pay sales commissions, and international stocking distributors, where we earn a lower gross margin because the distributor is responsible for paying sales commissions.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $6.2 million, $5.6 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business as well as increased set deployment. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Legal Settlement Expenses

The Company is involved in various legal proceedings from time-to-time. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. For the year ended December 31, 2020, the Company accrued $6.3 million as a result of legal settlement negotiations ongoing at that time. During 2021, there were no material adjustments to the accrual and we paid the settlement amounts, resolving the related legal proceedings. No accrual or adjustments were made during the year ended December 31, 2022.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

(in thousands, except percentages)	2022	2021	Increase (Decrease)	% Increase (Decrease)
Net revenue	$122,289	$98,049	$24,240	25%
Cost of revenue	31,629	24,646	6,983	28%
Sales and marketing expenses	45,053	39,673	5,380	14%
General and administrative expenses	59,383	46,061	13,322	29%
Trademark impairment	3,609	—	3,609	100%
Legal settlement expenses	—	150	(150)	(100)%
Research and development expenses	8,014	5,543	2,471	45%
Other expenses (income)	(21,710)	(636)	(21,074)	3314%
Provision for income taxes (benefit)	(4,947)	(1,128)	(3,819)	339%
Net income (loss)	$1,258	$(16,260)	$17,518	(108)%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2022 and 2021:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2022	% of revenue	2021	% of revenue
U.S.	$92,419	76%	$77,781	79%
International	29,870	24%	20,268	21%
Total	$122,289	100%	$98,049	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Trauma and deformity	$85,055	70%	$65,829	67%
Scoliosis	33,428	27%	28,046	29%
Sports medicine/other	3,806	3%	4,174	4%
Total	$122,289	100%	$98,049	100%

Net revenue increased $24.2 million, or 25%, from $98.0 million for the year ended December 31, 2021 to $122.3 million for the year ended December 31, 2022. The increase was primarily driven by the COVID-19 recovery in both domestic and global markets as well as $11.2 million of growth as a result of the MDO and Pega acquisitions. This was offset by a reduction in the number of procedures caused by an unusually high volume of respiratory illnesses in the United States, as well as a negative impact from the foreign currency conversion of our international revenue. Revenue from current year acquisitions is included in our trauma and deformity channel.

Trauma and deformity revenue, which includes the impact from current year acquisitions, increased $19.2 million, or 29%, primarily driven by increased sales in our PNP Femur, Cannulated Screws, Orthex systems and $11.2 million of sales generated from acquired businesses. Scoliosis revenue increased $5.4 million, or 19%, primarily driven by increased sales of our 4.5/5.0 and 5.5/6.0 RESPONSE systems, BandLoc and ApiFix as well as the sale and pull through of 7D. Sports medicine / other decreased $0.4 million, or 9%, due to lower external revenue from Telos. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $31.6 million and $24.6 million for the years ended December 31, 2022 and 2021, respectively. Gross margin was 74% for the year ended December 31, 2022 and 75% for the year ended December 31, 2021. The increase in cost of revenue was primarily driven by volume of units sold which included approximately $3.5 million from the result of acquisitions. The slight decrease in gross margin was driven primarily by higher set sales, sold at cost, to our international stocking distributors, as well as by payment of a minimum performance obligation fee on the Firefly licensing agreement, which resulted from the unfavorable impacts of COVID and respiratory illnesses in the first and fourth quarters of 2022, respectively. See note 15 - Commitments and Contingencies in Item 8 for additional details of our purchase commitments and performance obligations.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.4 million, or 13.6%, from $39.7 million for the year ended December 31, 2021 to $45.1 million for the year ended December 31, 2022. The increase was due primarily to increased sales commission expenses and an overall increase in volume of units sold. Sales and marketing expenses also increased by approximately $1.5 million as a result of the acquisitions. Sales and marketing expenses for the year ended December 31, 2022 were approximately 37% of revenue compared to 40% for 2021. The lower rate was driven by MD Ortho e-Commerce sales, which is sold without sales commissions, and lower commissions on other newly acquired products.

General and Administrative Expenses

General and administrative expenses increased $13.3 million, or 29%, from $46.1 million for the year ended December 31, 2021 to $59.4 million for the year ended December 31, 2022. The increase was due primarily to the addition of personnel and resources to support the continued expansion of our business and approximately $4.6 million in increased general and administrative expenses as a result of the acquisitions of MD Ortho and Pega. Depreciation and amortization expenses increased $2.4 million, or 22%, from $10.7 million for the year ended December 31, 2021 to $13.1 million for the year ended December 31, 2022. The increase was primarily due to the amortization on intangible assets acquired through the MD Ortho and Pega acquisitions and a full year of amortization associated with the purchase of the Band-Lok intellectual property and the purchases of licensing agreements, including the 7D Surgical FLASHTM Navigation platform, FIREFLY, and the 2021 scoliosis derotation license.

Research and Development Expenses

Research and development expenses increased $2.5 million, or 45%, from $5.5 million for the year ended December 31, 2021 to $8.0 million for the year ended December 31, 2022. The increase was primarily due to incremental product development including the addition of personnel and the support of future growth of our business as well as the research and development associated from the newly acquired businesses.

Total Other Income

Total other income increased $21.1 million from $0.6 million for the year ended December 31, 2021 to $21.7 million for the year ended December 31, 2022. The change is driven primarily by the decrease in fair value of the contingent consideration related to the ApiFix acquisition. For the year ended December 31, 2022, the change in fair value resulted in income of $25.9 million, compared to income of $1.8 million for the year ended December 31, 2021. This was offset partially by the realized losses of investments of approximately $1.6 million and increased interest expense while the Company had borrowings under its Loan Agreement for the Pega acquisition. Interest expense for the year ended December 31, 2022 was $0.7 million compared to $0.1 million for the year ended December 31, 2021.

Liquidity and Capital Resources

We have incurred operating losses since inception, excluding the fiscal year ended December 31, 2022, and negative cash flows from operating activities of $21.8 million, $13.1 million and $18.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $176.8 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $10.5 million and short-term investments of $109.3 million.

We believe our existing cash and cash equivalents, amounts available under the Loan Agreement, cash receipts from sales of our products and net proceeds from our August 2022 public securities offering will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Nonetheless, from time to time, we may seek additional financing sources to meet our working capital requirements, make continued research and development investments and make capital expenditures needed for us to maintain and grow our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(21,766)	$(13,063)	$(18,530)
Net cash used in investing activities	(113,371)	(7,411)	(69,693)
Net cash provided by financing activities	135,974	6	46,732
Effect of exchange rate changes on cash	619	(658)	(404)
Net increase (decrease) in cash and restricted cash	$1,456	$(21,126)	$(41,895)

Cash Used in Operating Activities

Net cash used in operating activities was $21.8 million, $13.1 million and $18.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these years. Net cash used for working capital was $17.8 million, $12.6 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. During 2022, the primary uses of cash included an increase in inventory of $16.9 million as we deployed additional inventory, and an increase in accounts receivable of $3.9 million. These uses of cash were partially offset by cash inflows from other accrued expenses of $3.3 million, related primarily to accrued compensation. During 2021, we increased inventory by $5.1 million as we deployed additional inventory, including $1.6 million and accounts receivable increased by $0.5 million. These uses of cash for working capital were offset by our legal settlement accrual of $6.3 and $1.1 million of other accrued expenses. During 2020, we increased inventory by $12.1 million as we deployed additional inventory, including $1.6 million due to the repurchase of inventory from a stocking distributor in Germany, Austria and Switzerland that we converted to a sales agency, and accounts receivable increased by $0.5 million. These uses of cash for working capital were offset by our legal settlement accrual of $6.3 million and an increase in accounts payable of $3.1 million. We had net income of $1.3 million and net losses of $16.3 million and $32.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash Used in Investing Activities

Net cash used in investing activities was $113.4 million, $7.4 million and $69.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash used in investing activities in 2022 was primarily related to the cash portions paid in the acquisitions of MDO and Pega in the aggregate amount of $40.1 million and purchases of short term investments of $110.1 million, both of which were offset by sales of short term securities of $46.9 million. We also invested an additional $10.0 million in property, plant and equipment, primarily instrument sets which were consigned in the United States and select international markets. Net cash used in

2021 consisted primarily of the purchases of licenses of $7.9 million and the purchases of property plant and equipment, which were primarily instrument sets which were consigned in the United States and select international markets, of $8.1 million. This was partially offset by the sale of short term investments which was a $9.3 million source of cash. Net cash used in investing activities in 2020 consisted primarily of the purchase of short-term investments of $55.0 million, the acquisition of Telos of $1.7 million, net of cash received, the acquisition of ApiFix of $1.7 million, net of cash received, the acquisition of the Band-Lok intellectual property of $0.8 million and the purchases of property plant and equipment, primarily instrument sets, of $10.5 million.

Cash Provided By Financing Activities

Net cash provided by financing activities was $136.0 million, $6 thousand and $46.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash provided by financing activities for 2022 consisted primarily of the proceeds from the issuance of common stock and pre-funded warrants of $139.3 million, net of issuance costs. This was offset by the cash paid for the first acquisition installment to ApiFix. The Company also utilized $31.0 million of its revolving credit facility with Squadron to fund the Pega acquisition. This was subsequently paid off in 2022. Net cash provided by financing activities in 2021 were immaterial to the results of our operations. Net cash provided by financing activities in 2020 consisted primarily of the proceeds from the issuance of common stock of $70.2 million, net of issuance costs and $1.6 million from the exercise of stock options, offset by the payment of $25.0 million of the revolving credit facility and term loan with Squadron.

Indebtedness

Loan Agreement

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron, as amended from time to time (as amended, the “Loan Agreement”), which provides the Company with a $50.0 million revolving credit facility. As of December 31, 2022, there was no outstanding indebtedness under the Loan Agreement.

Borrowings under the revolving facility accrue interest at an annual rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%, and the Company is permitted to make interest only payments on amounts outstanding. Prior to December 31, 2021, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

Borrowings under the revolving credit facility are made under a Second Amended and Restated Revolving Note, dated June 13, 2022 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note matures at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

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

Mortgage Note

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., the owner of which is a member of Squadron’s management committee. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due. The mortgage is secured by the related real estate and building. The mortgage balance was $0.9 million and $1.0 million as of December 31, 2022 and 2021, respectively.

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

Our long-term cash requirements under various contractual obligations and commitments include:

•Debt obligations and interest payments - See Note 8. Debt and Credit Arrangements in Item 8 for further detail regarding our debt and the timing of expected future principal and interest payments.
•Acquisition installment payables, net of current portion and contingent consideration - See Note 3. Business Combinations in Item 8 for further detail regarding our obligations and timing of expected future payments.
•Minimum purchase obligations - Purchase obligations include agreements for purchases of product in the normal course of business, including minimum quantities required pursuant to our license agreements. See Note 15. Commitments and Contingencies in Item 8 for further detail regarding these requirements.
•Lease Obligations - See Note 15. Commitments and Contingencies in Item 8 for further detail regarding our lease obligations.
•Royalties - See Note 15. Commitments and Contingencies in Item 8 for further detail regarding minimum royalty obligations.

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

Revenue Recognition

In the United States and in fourteen international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer. Sales of our bracing products are sold to stocking distributors, hospitals, orthotist and other medical professionals or directly to end customers. Revenue is recognized for braces generally when title passes upon shipment.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value.

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. Calculating net discounted cash flows requires us to make significant estimates and assumptions related to forecasts of future revenues and discount rates. Changes in these assumptions could have a significant impact on the fair value of of trademarks. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized an income approach, or discounted cash flow model. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset associated was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded a $3,609 impairment charge for the year ended December 31, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value. Following the impairment, the newly calculated fair value becomes the new accounting basis and carrying value of the trademark.

Net Operating Losses

As of December 31, 2022, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $117.1 million, $74.8 million and $24.4 million, respectively, which begin to expire in 2028 unless utilized. The deferred tax assets, except for those recorded in Canada and Israel, were fully offset by a valuation allowance as of December 31, 2022 and 2021 and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2022 and 2021 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2022, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2022, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2022, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OrthoPediatrics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions and relationships with related parties that are described in Note 13 to the Consolidated financial statements. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets – ApiFix Trademark Impairment – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During the third quarter of 2022, the Company determined that a triggering event occurred, indicating that it was more likely than not that the fair value of the ApiFix trademark asset was less than the carrying value. As such, the Company completed a quantitative analysis whereby the Company determined the fair value of the trademark asset associated with the ApiFix acquisition was below the carrying value. The Company recorded a $3.6 million impairment charge during the year ended December 31, 2022.

We identified the impairment of the ApiFix trademark asset as a critical audit matter because the estimate of the fair value of the trademark and associated impairment is based on a discounted cash flow model. This involves significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

The determination and extent of audit procedures related to these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assessment of the fair value of the asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of the fair values of the asset impaired included the following, among others:
•We evaluated the reasonableness of management’s forecast of future revenue by comparing the forecast to:
–Historical revenues
–Scheduled and anticipated surgeries
–Publicly available industry information
–Evidence obtained in other areas of the audit
•With the assistance of fair value specialists, we evaluated the reasonableness of the Company’s estimate of fair value for the intangible asset by:
–Assessing the appropriateness of the Company’s valuation methodology.
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Comparing the Company’s selected discount rate to an independently estimated range of discount rates using a process consistent with generally accepted valuation practices.
–Evaluating the reasonableness of the terminal growth rate through comparison to industry reports and peer companies.
–Assessing the reasonableness of the royalty rate used in the fair value analysis by comparing to recent acquisitions for the Company, as well as publicly available industry information.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 1, 2023

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$8,991	$7,641
Restricted cash	1,471	1,365
Short term investments	109,299	45,902
Accounts receivable - trade, less allowance for doubtful accounts of $1,056 and $347, respectively	24,800	17,942
Inventories, net	78,192	57,569
Prepaid expenses and other current assets	3,966	3,229
Total current assets	226,719	133,648
Property and equipment, net	34,286	28,515
Other assets:
Amortizable intangible assets, net	64,980	55,494
Goodwill	86,821	72,349
Other intangible assets	14,921	14,268
Total other assets	166,722	142,111
Total assets	$427,727	$304,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$11,150	$9,325
Accrued compensation and benefits	6,744	5,351
Current portion of long-term debt with affiliate	144	137
Current portion of acquisition installment payable	7,815	12,862
Other current liabilities	5,018	2,040
Total current liabilities	30,871	29,715
Long-term liabilities:
Long-term debt with affiliate, net of current portion	763	907
Acquisition installment payable, net of current portion	8,019	14,309
Contingent consideration	2,980	28,910
Deferred income taxes	5,954	4,771
Other long-term liabilities	492	293
Total long-term liabilities	18,208	49,190
Total liabilities	49,079	78,905
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 22,877,962 shares and 19,677,214 shares issued and outstanding as of December 31, 2022 and December 31, 2021	6	5
Additional paid-in capital	560,810	394,899
Accumulated deficit	(176,768)	(178,026)
Accumulated other comprehensive income (loss)	(5,400)	8,491
Total stockholders' equity	378,648	225,369
Total liabilities and stockholders' equity	$427,727	$304,274

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2022	2021	2020

Net revenue	$122,289	$98,049	$71,078
Cost of revenue	31,629	24,646	16,047
Gross profit	90,660	73,403	55,031
Operating expenses:
Sales and marketing	45,053	39,673	31,854
General and administrative	59,383	46,061	38,317
Legal settlement expenses	—	150	6,342
Trademark impairment	3,609	—	—
Research and development	8,014	5,543	5,273
Total operating expenses	116,059	91,427	81,786
Operating loss	(25,399)	(18,024)	(26,755)
Other expenses:
Interest expense, net	2,424	2,247	3,412
Fair value adjustment of contingent consideration	(25,930)	(1,800)	3,520
Other expense (income)	1,796	(1,083)	(20)
Total other (income) expenses	(21,710)	(636)	6,912
Loss before income taxes	(3,689)	(17,388)	(33,667)
Provision for income taxes (benefit)	(4,947)	(1,128)	(723)
Net income (loss)	$1,258	$(16,260)	$(32,944)
Weighted average shares outstanding
Basic	20,704,556	19,268,255	18,056,828
Diluted	20,947,727	19,268,255	18,056,828
Net income (loss) per share
Basic	$0.06	$(0.84)	$(1.82)
Diluted	$0.06	$(0.84)	$(1.82)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,258	$(16,260)	$(32,944)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,570)	1,157	7,857
Unrealized gain (loss) on short-term investments	(871)	(573)	53
Adjustment for realized loss on securities	1,550	—	—
Other comprehensive income (loss), net of tax	(13,891)	584	7,910
Comprehensive loss	$(12,633)	$(15,676)	$(25,034)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Value
Balance at January 1, 2020	16,723,128	$4	$271,182	$(128,822)	$(3)	$142,361
Net loss	—	—	—	(32,944)	—	(32,944)
Consideration for ApiFix and Telos acquisitions and Band-Lok intellectual property purchase	1,025,782	—	39,388	—	—	39,388
Restricted stock	162,125	—	6,196	—	—	6,196
Stock option exercise	53,270	—	1,650	—	—	1,650
Issuance of common stock, net of issuance cost	1,595,986	1	70,206	—	—	70,207
Other comprehensive income	—	—	—	—	7,910	7,910
Balance at December 31, 2020	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(16,260)	—	(16,260)
Restricted stock	107,902	—	5,842	—	—	5,842
Stock option exercise	4,422	—	137	—	—	137
Consideration for Devise Ortho acquired assets	4,599	—	298	—	—	298
Other comprehensive income	—	—	—	—	584	584
Balance at December 31, 2021	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net income	—	—	—	1,258	—	1,258
Restricted stock	188,537	—	6,449	—	—	6,449
Stock option exercise	2,010	—	63	—	—	63
Consideration for MD Ortho and Pega acquisitions	208,140	—	9,707	—	—	9,707
Stock portion of Apifix anniversary installment payment	185,811	—	10,410	—	—	10,410
Issuance of common stock, net of issuance cost	2,616,250	1	139,282	—	—	139,283
Other comprehensive loss	—	—	—	—	(13,891)	(13,891)
Balance at December 31, 2022	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,258	$(16,260)	$(32,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trademark impairment	3,609	—	—
Depreciation and amortization	13,099	10,680	8,010
Stock-based compensation	6,679	5,842	6,196
Fair value adjustment of contingent consideration	(25,930)	(1,800)	3,520
Acquisition installment payable	2,307	2,154	2,397
Deferred income taxes	(5,032)	(1,128)	(723)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(3,983)	(466)	(451)
Inventories	(16,938)	(5,050)	(12,070)
Prepaid expenses and other current assets	(506)	(637)	(719)
Accounts payable - trade	(209)	(567)	3,071
Accrued legal settlements	—	(6,342)	6,342
Accrued expenses and other liabilities	3,344	1,095	(1,074)
Other	536	(584)	(85)
Net cash used in operating activities	(21,766)	(13,063)	(18,530)
INVESTING ACTIVITIES
Acquisition of MDO, net of cash acquired	(8,360)	—	—
Acquisition of Pega, net of cash acquired	(31,730)	—	—
Acquisition of Devise Ortho assets	—	(650)	—
Acquisition of Telos, net of cash acquired	—	—	(1,670)
Acquisition of ApiFix, net of cash acquired	—	—	(1,723)
Acquisition of Band-Lok intangible assets	—	—	(796)
Purchases of licenses	—	(7,908)	—
Sale of short-term marketable securities	46,872	9,250	—
Purchase of short-term marketable securities	(110,122)	—	(55,000)
Purchases of property and equipment	(10,031)	(8,103)	(10,504)
Net cash used in investing activities	(113,371)	(7,411)	(69,693)
FINANCING ACTIVITIES
Payments on debt with affiliate	(31,000)	—	(25,000)
Proceeds from issuance of debt with affiliate	31,000	—	—
Proceeds from issuance of common stock, net of issuance costs	139,282	—	70,207
Proceeds from exercise of stock options	63	137	1,650
Installment payment for ApiFix	(3,234)	—	—
Payments on mortgage notes	(137)	(131)	(125)
Net cash provided by financing activities	135,974	6	46,732
Effect of exchange rate changes on cash	619	(658)	(404)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,456	(21,126)	(41,895)
Cash and restricted cash, beginning of period	9,006	30,132	72,027
Cash and restricted cash, end of period	$10,462	$9,006	$30,132

	2022	2021	2020
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$700	$56	$1,233
Transfer of instruments from property and equipment to inventory	$(234)	$453	$415
Issuance of common shares to acquire MDO	$9,707	$—	$—
Issuance of common shares for ApiFix acquisition installment	$10,410	$—	$—
Issuance of common shares to acquire Telos	$—	$—	$1,568
Issuance of common shares to acquire ApiFix	$—	$—	$35,176
Issuance of common shares to purchase Band-Lok intellectual property	$—	$—	$2,644
Issuance of common shares to purchase Devise Ortho assets	$—	$298	$—

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021 and for the three years in the period ended
December 31, 2022
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries, OrthoPediatrics US Distribution Corp., OrthoPediatrics EU Limited, OrthoPediatrics AUS PTY LTD, OrthoPediatrics NZ LTD, OP EU B.V., OP Netherlands B.V., Orthex, LLC, Telos Partners, LLC, ApiFix, Ltd., OrthoPediatrics Iowa Holdco, Inc., MD Orthopaedics, Inc., MD International Inc., OrthoPediatrics GmbH, OrthoPediatrics GP LLC, OrthoPediatrics US L.P. and OrthoPediatrics Canada ULC doing business as Pega Medical (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $176,768 and $178,026 as of December 31, 2022 and 2021, respectively.

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

Beginning in early 2017 and continuing through 2022, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

The Company's financial instruments include cash, restricted cash, cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets except for investments classified as asset backed securities or certificates of deposit which we identify as Level 2. These securities are predominately priced by third parties, either a pricing vendor or dealer. When a quoted price in an active market for an identical security is not available these third parties will utilize an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. Contingent consideration represents the system sales payment the Company is obligated to make. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 5 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

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

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our specialized braces, implants and, to a much lesser extent, from the sale of our instruments. Sales of our implants and instruments in the United States are primarily to hospital accounts through independent sales agencies. Sales of our braces are primarily direct to hospital, orthotist or end customers. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. The implants and instruments are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Generally, we consider our performance obligation of our braces to be settled upon shipment, and revenue is therefore recognized at that time.

Revenue Recognition – International

Outside of the United States, we sell our products, including our specialized braces, directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products, and some are thinly capitalized. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.
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

The Company invests in both certificate of deposits and available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Consolidated Balance Sheets. The company includes unrealized gains or losses, as a component of other comprehensive income in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company considers available information to determine whether the decline is "other than temporary" and, if so, reflects the change on the Consolidated Statements of Operations. There were no such losses recognized in the accompanying Consolidated Statements of Operations. Additionally, the Company recognizes any previously unrealized gain or loss at the time the Company liquidates any of its investments based on the value at the time of liquidation. In 2022, the Company recognized a loss of $1,550 that were previously unrealized. No such gains or losses were recognized for the years ended December 31, 2021 or 2020.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2022 and 2021 Consolidated Balance Sheets. These funds were to remain restricted until August 31, 2021 at which time, they were to be released to the Company subject to no claims related to the purchase; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter. See Note 15 - Commitments and Contingencies for further detail. The Company also maintains restricted cash of 200 Euro at its Netherlands entity for potential Italian tenders.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The allowance for doubtful accounts was $1,056 and $347 as of year ended December 31, 2022 and 2021, respectively.

The following table summarizes activity in the allowance for doubtful accounts:

	December 31,
	2022	2021	2020
Balance at beginning of year	$347	$433	$506
Adjustments charged to expense (income)	723	$(5)	274
Write-offs & other adjustments	174	81	347
Carrying amount as a result of acquisitions	160	—	—
Balance at end of year	$1,056	$347	$433

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

Charges for excess and obsolete inventory are included in cost of revenue and were $1,011, $1,100 and $1,269 for the years ended December 31, 2022, 2021 and 2020, respectively.

Costs Related to Common Stock Offerings

On June 22, 2020, we completed a public offering of our common stock. Offering expenses of $481, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

On August 15, 2022, we completed a public offering of our common stock and pre-funded warrants exercisable for an aggregate of up to 1,525,000 shares of common stock to Squadron Capital LLC (“Squadron”), our largest investor. Offering expenses of $293, primarily consisting of legal, accounting and other direct fees and costs related to the offering were recorded in stockholders' equity at the conclusion of our offering.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill is tested at the reporting unit level as defined in the Glossary to ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined the reporting units to be our legacy surgical implants unit and the bracing reporting unit established with the acquisition of MD Ortho. The goodwill is considered to be impaired if we determine that the carrying value of either of our a reporting units exceeds its respective fair value. No impairment charges were recorded in the current year.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our two reporting units using either an income or market approach or a combination thereof.

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized an income approach, or discounted cash flow model. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset associated was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded a $3,609 impairment charge for the year ended December 31, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value. No impairment charges were recorded in any of the other periods presented or for any other indefinite lived trademark assets.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. Both are included as a component of other expenses on the consolidated statement of operations. The amount of expense recorded in interest expense, net was $2,307 and $2,155 for the twelve month period ended December 31, 2022 and 2021, respectively. Adjustments in the fair value of the contingent consideration payment were recognized as income of $25,930 and $1,800 for the twelve month period ended December 31, 2022 and 2021, respectively.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $1,027, $803 and $635, for the years ended December 31, 2022, 2021 and 2020, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $4,270, $2,899 and $2,261, for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $1,906, $898 and $1,231 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Foundation for Advancing Pediatric Orthopedics

The Company may periodically make contributions to the Foundation for Advancing Pediatric Orthopedics (the "Foundation"). The Foundation was incorporated in 2018 exclusively for pediatric orthopedic research and education and qualifies under IRC 501(c)(3) as an exempt private foundation. The mission of the Foundation is to enhance the knowledge and experience, through education and research, of surgical trainees or practicing surgeons who are involved in helping children with orthopaedic disorders and injuries. The Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $524, $88 and $325 to the Foundation during the years ended December 31, 2022, 2021 and 2020, respectively. These contributions were recorded in general and administrative expenses.

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

Litigation and Contingencies

Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. No accrued legal fees outside the course of ordinary business were recorded for the years ended December 31, 2022 or 2021. The Company recorded an accrual of $6,342 for legal settlements for the year ended December 31, 2020. During 2021, there were no material adjustments to the accrued legal settlements recorded in 2020 and the settlement amounts were paid, resolving the related legal proceedings.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financials assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The Company adopted ASU 2016-16 effective January 1, 2023. The adoption is on a prospective basis and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08 "Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption will be applied prospectively to business combinations that occur after January 1, 2023 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS COMBINATIONS

Pega Medical

On July 1, 2022, the Company, along with its newly-formed, indirect wholly-owned subsidiary OrthoPediatrics Canada ULC, purchased all of the issued and outstanding share capital of Pega Medical Inc., a corporation incorporated under the Canada Business Corporations Act (“Pega Medical”). Pega Medical has developed and sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System, a well-recognized, innovative implant designed to treat bone deformities in children with osteogenesis imperfecta without disrupting their normal growth. Pega's product portfolio increases our total systems and increases the percentage of total trauma and deformity cases we can treat.

The Company acquired Pega Medical for approximately $32,045, comprised of $32,042 in cash and $3 in stock, representing the repurchase right price to be paid by the Company in the event a selling shareholder leaves employment with Pega Medical for certain reasons during the three-year period following the closing. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Final purchase consideration is subject to certain working capital adjustments yet to be finalized. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders, excluding the value attributable to the repurchase right, is not considered part of the purchase consideration and is subject to a repurchase right previously mentioned. The Company will recognize expense over the three-year service period at which point the right to repurchase will expire. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share. Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule. The restricted stock units are not considered part of the purchase consideration. The Company incurred approximately $382 of acquisition-related costs that are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2022.

The following table summarizes the total consideration paid for Pega Medical and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$32,045
Assets
Cash	312
Accounts receivable-trade	2,100
Inventories	4,875
Prepaid expenses and other current assets	366
Property and equipment	582
Amortizable intangible assets	10,370
Other intangible assets	3,040
Total assets	21,645
Liabilities
Accounts payable-trade	1,682
Other current liabilities	1,141
Deferred tax liability	3,305
Total liabilities	6,128
Less: total net assets	15,517
Goodwill	$16,528

The fair value of identifiable intangible assets was based on preliminary valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,040	Indefinite
Patents	3,141	10 years
Customer Relationships & Other	7,229	15 years
	$13,410

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

Under the terms of the related merger agreement, the Company paid to the indirect, sole shareholder of MD Ortho consideration of (a) $8,781 in cash, after adjusting for closing net working capital, and (b) 173,241 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $9,707 (based on the April 1, 2022 closing share price of $56.03). The Company incurred approximately $381 of acquisition-related costs, that are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2022.

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

	December 31,
	2022	2021
Net revenue	$128,648	$113,899
Net income (loss)	$2,110	$(12,810)

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
	$40,790

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the third anniversary payment of $8,000 on the anniversary date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended June 30, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any. Pursuant to the acquisition agreement, both the anniversary installments and the system sales payment require a minimum cash payment of 25 percent of the total amount due. The remaining 75 percent may be paid with common stock.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of the payment will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustments in the fair value of the contingent consideration payment were recognized as income of $25,930, income of $1,800 and expense of $3,520 for the twelve month period ended December 31, 2022, 2021 and 2020, respectively, in other expenses on the consolidated statements of operations. An additional $2,307, $2,155 and $2,397 was recognized as interest expense for the twelve month period ended December 31, 2022, 2021 and 2020, respectively, on the consolidated statements of operations for the accretion of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and fair value of the system sales payment related to the ApiFix acquisition:

	December 31, 2022	December 31, 2021	December 31, 2020
Anniversary Payments:
Second Year Payment	$—	$12,862	$12,233
Third Year Payment	7,815	7,075	6,335
Fourth Year Payment	8,019	7,234	6,449
Total acquisition installment payable	15,834	27,171	25,017
Less: current portion of acquisition installment payable	7,815	12,862	12,233
Acquisition installment payable, net of current portion	8,019	14,309	12,784
System sales payment	2,980	28,910	30,710
ApiFix future consideration, net of current portion	$10,999	$43,219	$43,494

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

The qualitative evaluation is an assessment of factors including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its two reporting units, a legacy surgical implants unit and a bracing reporting unit established with the acquisition of MD Ortho, and perform a quantitative test on each. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management.

The Company elected to perform a qualitative analysis for its reporting units as of October 1, 2022. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting units were less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill at January 1, 2021	$70,511
Foreign currency translation impact	1,838
Goodwill at January 1, 2022	$72,349
MD Ortho acquisition	5,450
Pega acquisition	16,528
Foreign currency translation impact	(7,506)
Goodwill at December 31, 2022	$86,821

Intangible Assets

As of December 31, 2022, the balances of total intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	12.2 years	$46,005	$(7,953)	$—	$38,052
Intellectual Property	9.8 years	5,859	(1,382)	—	4,477
Customer Relationships & Other	13.4 years	17,262	(1,805)	—	15,457
License agreements	4.5 years	10,697	(3,703)	—	6,994
Total amortizable assets		$79,823	$(14,843)	$—	$64,980

Other intangible assets
Trademark assets	Indefinite	$18,530	$—	$3,609	$14,921

As of December 31, 2021, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	13.7 years	$44,493	$(5,664)	$38,829
Intellectual Property	10.1 years	9,847	(1,408)	8,439
License agreements	5.5 years	10,674	(2,448)	8,226
Total amortizable assets		$65,014	$(9,520)	55,494

Amortization expense was $5,977, $4,531 and $3,246 for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2023	$6,370
2024	6,247
2025	6,058
2026	6,040
2027	5,686
Thereafter	34,579
$64,980

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

On March 19, 2021, we recorded a license agreement in the amount of $2,858 in settlement of an alleged patent infringement suit related to scoliosis derotation. Amortization is recorded based on the cases completed in the given period.

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

Trademarks are recorded as indefinite-lived intangible assets in the amounts of $14,921 and $14,268 as of December 31, 2022 and 2021, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. In 2022 we acquired trademarks associated with MD Ortho and Pega Medical for approximately $2,410 and $3,040, respectively. Trademarks are recorded in Other Intangible assets on the Consolidated Balance Sheets.

During 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the trademark assets is less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the trademark asset associated with our ApiFix acquisition was below the carrying value. We recorded a $3,609 impairment charge for the year ended December 31, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Certificates of Deposit	$—	$25,148	$—	$25,148
Exchange Trade Mutual Funds	$18,939	$—	$—	$18,939
Treasury Bonds	$65,040	$—	$—	$65,040
Asset Backed Securities	$—	$—	$—	$—
Other	$172	$—	$—	$172
Financial Liabilities
Contingent Consideration	$—	$—	$2,980	$2,980
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Corporate Bonds	$22,476	$—	$—	$22,476
Treasury Bonds	$14,317	$—	$—	$14,317
Asset Backed Securities	$—	$8,272	$—	$8,272
Other	$837	$—	$—	$837
Financial Liabilities
Contingent Consideration	$—	$—	$28,910	$28,910

The Company's level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's level 2 assets pertain to certain asset-backed securities, collateralized by non-mortgage-related consumer debt, or certificates of deposit. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments resulted in income of $25,930 and income of $1,800 for the year ended December 31, 2022 and 2021, respectively. $3,520 of expense was recorded in 2020.

The following table summarizes the change in fair value of the Level 3 instrument:

Total
Balance at December 31, 2020	30,710
Change in fair value of contingent consideration	(1,800)
Balance at December 31, 2021	$28,910
Change in fair value of contingent consideration	(25,930)
Balance at December 31, 2022	$2,980

The recurring Level 3 fair value measurements of the contingent consideration liability associated with the ApiFix system sales milestone include the following significant unobservable inputs as of December 31, 2022, 2021 and 2020, respectively:

	December 31, 2022	December 31, 2021	December 31, 2020
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	16.6%	18.4%	25.8%
Volatility factor	48.0%	50.3%	51.8%
Expected Years	1.4 years	2.4 years	3.5 years

(1) The present value discount rate includes estimated risk premium.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Land	$1,725	$1,645
Building and building improvements	5,729	4,078
Computer equipment and software	3,319	2,541
Office and other equipment	4,328	1,958
Instruments	43,596	34,094
Sample inventory	2,674	2,483
Construction in progress	3,719	4,805
	65,090	51,604
Less: accumulated depreciation	(30,804)	(23,089)
Total property and equipment, net	$34,286	$28,515

Depreciation expense is included in general and administrative expenses and was $7,121, $6,148 and $4,660 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 7 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2022	2021
Accrued compensation and related costs	$3,282	$2,357
Accrued commissions	3,462	2,994
Total accrued compensation and benefits	$6,744	$5,351

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2022	2021
Mortgage payable to affiliate	$907	$1,044
Total debt	907	1,044
Less: current maturities	144	137
Long-term debt, net of current maturities	$763	$907

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (“Squadron”), as amended from time to time (as amended, the “Loan Agreement”), which provides the Company with a $50,000 revolving credit facility. As of December 31, 2022, there was no outstanding indebtedness under the Loan Agreement.

Borrowings under the credit facility accrue interest at an annual rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%, and the Company is permitted to make interest only payments on amounts outstanding. Prior to December 31, 2021, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. The Company pays Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears.

Borrowings under the revolving credit facility are made under a Second Amended and Restated Revolving Note, dated June 13, 2022 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note matures at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2022 and 2021, the mortgage balance was $907 and $1,044, respectively, of which current principal due of $144 and $137, respectively, was included in current portion of long-term debt.

At December 31, 2022, the aggregate future principal payments on our debt arrangements are as follows:

2023	$144
2024	152
2025	160
2026	168
2027	176
Thereafter	107
$907

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $525, $56 and $1,233 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 9 - INCOME TAXES

Total income tax benefit for the years ended December 31, 2022, 2021 and 2020 was allocated as follows:

	2022	2021	2020
Total tax expense (benefit)	$(4,947)	$(1,128)	$(723)

For the years ended December 31, 2022, 2021 and 2020 loss before taxes of the Company consists of the following:

	2022	2021	2020
Domestic	$6,451	$(9,232)	$(28,756)
Foreign	(10,140)	(8,156)	(4,911)
Total	$(3,689)	$(17,388)	$(33,667)

The components of income tax benefit for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	68	—	—
Foreign	17	—	—
	85	—	—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,018)	(1,128)	(723)
Decrease in valuation allowance	(3,014)	—	—
Total income tax expense (benefit)	$(4,947)	$(1,128)	$(723)

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of federal benefit	(6.3)%	2.0%	1.8%
Effect of foreign rates different from statutory	6.4%	(0.1)%	0.1%
Change in state rate	0.9%	(1.3)%	(2.5)%
Excess tax benefits from stock plans	9.6%	7.5%	0.6%
Nondeductible/nontaxable or other items	(22.1)%	11.9%	0.5%
Unborn foreign tax deduction	6.8%	(1.5)%	4.0%
US benefit of foreign branches	64.4%	—%	—%
Nondeductible executive compensation	(4.4)%	—%	—%
Change in valuation allowance	57.8%	(33.1)%	(23.4)%
Income tax (expense) benefit	134.1%	6.3%	2.1%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Inventories, net	$5,804	$4,206
Stock based compensation	2,534	2,454
Loss carryforwards	38,443	35,421
Credit carryforwards	176	176
Interest carryforward	520	338
Other	787	444
Total deferred tax assets	48,264	43,039
Valuation allowance	(36,778)	(38,911)
Net deferred tax assets	11,486	4,128
Deferred tax liabilities:
Intangibles	(15,737)	(7,518)
Property, plant and equipment	(1,703)	(1,238)
Total deferred tax liabilities	(17,440)	(8,756)
Foreign currency translation impact	—	(143)
Deferred tax assets (liabilities), net	$(5,954)	$(4,771)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2022 and 2021, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix. The Company has recorded a tax benefit during the year ended December 31, 2022 for losses generated in Canada and Israel and 2021, for losses generated in Israel. A portion of the valuation allowance was reversed during the year ended December 31, 2022 as a result of the MD Ortho and corresponding deferred tax liabilities acquired reducing the deferred tax assets of the Company.

As of December 31, 2022, we had available federal, state and foreign tax loss carryforwards of $117,095, $74,794 and $24,374, respectively. We had available federal tax credits of $176. Net operating losses generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Canada and Israel.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2022, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.
At December 31, 2022, our foreign operations held cash totaling $2,468. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

NOTE 10 - STOCKHOLDERS’ EQUITY

Prior to our IPO, we maintained an Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) that provides for grants of options and restricted stock to employees, directors and associated third-party representatives of our company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

Immediately prior to our IPO, we adopted our 2017 Incentive Award Plan (the “2017 Plan”) which replaced the 2007 Plan. The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,832,460 shares for award. As of December 31, 2022, the Plan had 495,569 shares available for issuance.

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2020	70,628	$30.97	1.2
Forfeited or expired	(4,556)	$30.97
Exercised	(53,270)	$30.97
Outstanding at December 31, 2020	12,802	$30.97	1.6
Forfeited or expired	(1,742)	$30.97
Exercised	(4,422)	$30.97
Outstanding at December 31, 2021	6,638	$30.97	1.3
Forfeited or expired	(1,072)	$30.97
Exercised	(2,010)	$30.97
Outstanding at December 31, 2022	3,556	$30.97	0.7

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2022 and 2021, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock Awards	Weighted-Average Remaining Contractual Terms (in Years)	Restricted Stock Units	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2020	318,002	1.7	—	—
Granted	164,010		—
Forfeited	(1,885)		—
Outstanding at Vested	(43,397)		—
Outstanding at December 31, 2020	436,730	1.1	—	—
Granted	114,256		—
Forfeited	(6,354)		—
Outstanding at Vested	(176,186)		—
Outstanding at December 31, 2021	368,446	1.1	—	—
Granted	216,881		11,634
Forfeited	(28,344)		(1,554)
Vested	(153,659)		—
Outstanding at December 31, 2022	403,324	1.4	10,080	2.5
Restricted stock exercisable at December 31, 2022	—		—

At December 31, 2022, there was $10,012 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

Stock-based compensation expense on restricted stock amounted to $6,679, $5,842 and $6,196 for the years ended December 31, 2022, 2021 and 2020, respectively.

Warrants

Our warrant activity and related information are summarized below:

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2020	404	$30.97
Forfeited or expired	(404)	$30.97
Outstanding at December 31, 2020	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2021	—	$—
Issued	1,525,000	$0.00025
Exercised	(1,525,000)	$0.00025
Outstanding at December 31, 2022	—	$—

No warrants were exercised during the years 2020 and 2021. On August 15, 2022, the Company completed a public offering of securities that included the issuance and sale to Squadron of pre-funded warrants to purchase up to 1,525,000 shares of the Company’s common stock. The price per warrant was equal to the price per share at which common shares were concurrently sold to the public, minus $0.00025, which nominal amount was the exercise price of each warrant. The warrants issued to Squadron were exercised on September 20, 2022, following the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), that were applicable to Squadron as a result of it beneficially owning shares of the Company’s common stock with a value in excess of the HSR Act notification threshold. As of December 31, 2022, 2021 and 2020, no fair value was assigned to the warrants.

NOTE 11 – NET EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,258	$(16,260)	$(32,944)
Less: Earnings allocated to participating securities	23	—	—
Net income (loss) available to common shareholders	$1,235	$(16,260)	$(32,944)

Denominator for basic and diluted net income (loss) per share
Weighted average shares outstanding for basic	20,704,556	19,268,255	18,056,828
Weighted average shares outstanding for diluted	20,947,727	19,268,255	18,056,828

Earnings (loss) per share:
Basic	0.06	(0.84)	(1.82)
Diluted	$0.06	$(0.84)	$(1.82)

Our basic and diluted net income (loss) per share is computed using the two-class method.  The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock that includes non-forfeitable rights to dividends are considered participating securities.

For the periods presented with a net loss the weighted average shares outstanding remains consistent between basic and diluted as the effect would have been anti-dilutive.

The following table shows the contingently issuable and convertible equity shares that were excluded from the calculation of diluted net earnings (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Restricted stock	413,404	368,446	436,730
Stock options	3,556	6,638	12,802
	416,960	375,084	449,532

NOTE 12 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reportable segment, OrthoPediatrics, which designs, develops and markets anatomically appropriate specialized braces, implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2022 or 2021.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2022	2021	2020
U.S.	$92,419	$77,781	$62,966
International	29,870	20,268	8,112
Total	$122,289	$98,049	$71,078

	Year Ended December 31,
Product sales by category:	2022	2021	2020
Trauma and deformity	$85,055	$65,829	$47,677
Scoliosis	33,428	28,046	20,738
Sports medicine/other	3,806	4,174	2,663
Total	$122,289	$98,049	$71,078

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, our ApiFix, Ltd. held greater than 10% of our net assets. Excluding the goodwill and other intangible assets acquired, no individual subsidiary holds greater than 10% of net assets.

NOTE 13 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 8), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $956, $750 and $2,622 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. We match our employees' 401(k) contributions up to 4%. Additionally, employees of MD Ortho receive contribution matches up to 3% of their salary. For the years ended December 31, 2022, 2021 and 2020, the total 401(k) match resulted in expense of $718, $510 and $439, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2022, the Company has recorded a lease liability of $258 and corresponding right-of-use asset of $259 on its consolidated balance sheet.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. As of December 31, 2021 the remaining balance of the commitment was $1,900. During the year ended December 31, 2022, the Company met the minimum purchase commitment as required for the first twelve months of the agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of December 31, 2022, the Company has a minimum purchase commitment for approximately $3,120 and $2,340 for the years ending December 31, 2023 and 2024, respectively.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. During the years ended December 31, 2022 and 2021, the Company did not reach the minimum performance metrics. As such, the Company recorded $1,104 and $512 as a component of cost of revenue for the shortfall which occurred during 2022 and 2021, respectively. No expense was recorded for the years ended December 31, 2020.

Royalties

As of December 31, 2022, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $10 annually through 2026.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2022, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2022, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. For as long as we remain a non-accelerated filer and "smaller reporting company" we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

In April 2022, we completed the acquisition of MD Ortho and in July 2022 we completed the acquisition of Pega Medical. We are currently integrating the acquired companies into our operations. The internal control over financial reporting of the acquired companies was excluded from the evaluation of the effectiveness of our internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The acquired companies constituted approximately 14.3% of our total assets as of December 31, 2022, including goodwill and intangible assets recorded as a part of our purchase price allocation, and approximately 9.1% of our net revenue for the year ended December 31, 2022.

There has been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	416,960	$30.97	495,569
Total	416,960	$30.97	495,569

We will provide additional information that is responsive to this Item 12 regarding ownership of securities by certain beneficial owners in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated balance sheets at December 31, 2022 and 2021
Consolidated statements of operations, years ended December 31, 2022, 2021 and 2020
Consolidated statements of comprehensive loss, years ended December 31, 2022, 2021 and 2020
Consolidated statements of stockholders' equity, years ended December 31, 2022, 2021 and 2020
Consolidated statements of cash flows, years ended December 31, 2022, 2021 and 2020
Notes to consolidated financial statements

(a) 2.     Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.    Exhibits:

Exhibit No:	Ref	Description of Exhibits:
2.1
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242) W

2.2
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242) W

2.3
Sale and Purchase Agreement, dated June 13, 2022, among OrthoPediatrics Corp., OrthoPediatrics Canada ULC, and the shareholders of Pega Medical Inc. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 14, 2022) (SEC File No. 001-38242) W

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
Employment Agreement, by and between the registrant and Joseph W. Hauser, dated as of March 1, 2022 (Incorporated by reference to Exhibit 10.5 of registrant's Form 10-Q filed on May 5, 2022) (SEC File No. 001-38242)

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

10.12
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.13
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

10.15
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 13, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.16	+	Fifth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of November 15, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC
10.17
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2023.

OrthoPediatrics Corp.

By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2023.

/s/ David R. Bailey	/s/ Fred L. Hite
David R. Bailey Director, President and Chief Executive Officer (Principal Executive Officer)	Fred L. Hite Director, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

*	*
Mark C. Throdahl Director	Bryan W. Hughes Director

*	*
Terry D. Schlotterback Director	David R. Pelizzon Director

*	*
Jimmy McDonald Director	Kevin L. Unger Director

*	*
Marie C. Infante Director	Samuel D. Riccitelli Director

*
Harold Ruf Director

* By Daniel J. Gerritzen as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors identified above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Daniel J. Gerritzen

Daniel J. Gerritzen

As Attorney-in-Fact
March 1, 2023