Form 10-Q
period 2023-03-31
ORTHOPEDIATRICS CORP
filed 2023-05-02
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 23,327,203 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, contained in this quarterly report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. You can often identify forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will" or "would," or the negative of these terms or other terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors, such as the impact of widespread health emergencies, such as COVID-19 and respiratory syncytial virus, that may cause our results, activity levels, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Forward-looking statements may include, among other things, statements relating to:

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$34,656	$8,991
Restricted cash	1,481	1,471
Short-term investments	73,074	109,299
Accounts receivable - trade, net of allowances of $942 and $1,056, respectively	26,838	24,800
Inventories, net	84,922	78,192
Prepaid expenses and other current assets	4,005	3,966
Total current assets	224,976	226,719
Property and equipment, net	36,916	34,286
Other assets:
Amortizable intangible assets, net	64,642	64,980
Goodwill	84,127	86,821
Other intangible assets	15,629	14,921
Total other assets	164,398	166,722

Total assets	$426,290	$427,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$16,692	$11,150
Accrued compensation and benefits	6,242	6,744
Current portion of long-term debt with affiliate	146	144
Current portion of acquisition installment payable	8,000	7,815
Other current liabilities	4,138	5,018
Total current liabilities	35,218	30,871
Long-term liabilities:
Long-term debt with affiliate, net of current portion	725	763
Acquisition installment payable, net of current portion	8,215	8,019
Contingent consideration	2,310	2,980
Deferred income taxes	6,022	5,954
Other long-term liabilities	645	492
Total long-term liabilities	17,917	18,208

Total liabilities	53,135	49,079

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 23,142,118 shares and 22,877,962 shares issued as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	562,769	560,810
Accumulated deficit	(183,574)	(176,768)
Accumulated other comprehensive loss	(6,046)	(5,400)
Total stockholders' equity	373,155	378,648
Total liabilities and stockholders' equity	$426,290	$427,727

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$31,588	$23,417
Cost of revenue	8,027	4,851
Gross profit	23,561	18,566
Operating expenses:
Sales and marketing	12,216	9,758
General and administrative	17,666	13,167
Research and development	2,270	2,027
Total operating expenses	32,152	24,952
Operating loss	(8,591)	(6,386)
Other (income) expenses:
Interest (income) expense, net	(210)	566
Fair value adjustment of contingent consideration	(670)	2,570
Other income	(331)	(105)
Total other (income) expenses	(1,211)	3,031
Loss before income taxes	$(7,380)	$(9,417)
Provision for income taxes (benefit)	(574)	(317)
Net loss	$(6,806)	$(9,100)
Weighted average common stock - basic and diluted	22,506,024	19,366,911
Net loss per share - basic and diluted	$(0.30)	$(0.47)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,806)	$(9,100)
Other comprehensive income (loss):
Foreign currency translation adjustment	(962)	(2,198)
Unrealized gain (loss) on short-term investments	617	(553)
Adjustment for realized (gain) loss on securities	(301)	—
Other comprehensive loss, net of tax	(646)	(2,751)
Comprehensive loss	$(7,452)	$(11,851)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(6,806)	—	(6,806)
Other comprehensive loss	—	—	—	—	(646)	(646)
Restricted stock	264,156	—	1,959	—	—	1,959
Balance at March 31, 2023	23,142,118	$6	$562,769	$(183,574)	$(6,046)	$373,155

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(6,806)	$(9,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,848	2,961
Stock-based compensation	2,113	1,526
Fair value adjustment of contingent consideration	(670)	2,570
Accretion of acquisition installment payable	381	453
Deferred income taxes	(574)	(317)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(2,002)	2
Inventories	(5,979)	(6,750)
Prepaid expenses and other current assets	(33)	112
Accounts payable - trade	5,541	5,258
Accrued expenses and other liabilities	(1,571)	(690)
Other	(709)	(222)
Net cash used in operating activities	(6,461)	(4,197)

INVESTING ACTIVITIES
Sale of short-term marketable securities	37,250	18,500
Purchases of property and equipment	(4,940)	(4,197)
Net cash provided by investing activities	32,310	14,303

FINANCING ACTIVITIES
Payments on mortgage notes	(36)	(33)
Net cash used in financing activities	(36)	(33)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(138)	241

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25,675	10,314

Cash, cash equivalents and restricted cash, beginning of year	$10,462	$9,006
Cash, cash equivalents and restricted cash, end of period	$36,137	$19,320

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$11	$13
Transfer of instruments from property and equipment to inventory	$332	$(54)
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2022 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2023. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $183,574 and $176,768 as of March 31, 2023 and December 31, 2022, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short-term investments, at March 31, 2023 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Significant Accounting Policies

There have been no changes in the Company's significant accounting polices as disclosed in Note 2 to the audited consolidated financial statements included in the 2022 Annual Report on Form 10-K, except as disclosed below.

Financial Instruments and Concentration of Credit Risk

Financial instruments that could subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents.The Company performs ongoing credit evaluations of customers and and maintains a reserve for expected credit losses. The Company believes the risk of credit losses associated with accounts receivable is low given the history of collections and customer base. Additionally, the Company considers the risk for credit losses associated with short-term investments to be low given the types of investments which primarily include Certificates of Deposits and Treasury Bonds.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financials assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This applies to the Company when trade receivables are recorded. At that point in time, they become subject to the new credit loss model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception. Additionally, to the extent that any of the securities investments classified as available-for-sale are in an unrealized loss position, the Company will also be required record an estimate, if any, of those losses driven by credit losses. The Company adopted ASU 2016-16 effective January 1, 2023. The adoption is on a prospective basis and did not have a material impact to the result of operations.

In October 2021, the FASB issued ASU No. 2021-08 "Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this ASU address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-08 effective January 1, 2023 prospectively, resulting in no material impacts to the condensed consolidated financial statements.

NOTE 3 - BUSINESS COMBINATIONS

Pega Medical

On July 1, 2022, the Company purchased all of the issued and outstanding share capital of Pega Medical Inc., a corporation incorporated under the Canada Business Corporations Act (“Pega Medical”). Pega Medical has developed and sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System, a well-recognized, innovative implant designed to treat bone deformities in children with osteogenesis imperfecta without disrupting their normal growth. Pega's product portfolio increases our total systems and increases the percentage of total trauma and deformity cases we can treat.

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

The following table summarizes the total consideration paid for Pega Medical and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$32,045
Assets
Cash	312
Accounts receivable-trade	2,100
Inventories	4,875
Prepaid expenses and other current assets	366
Property and equipment	582
Amortizable intangible assets	12,286
Other intangible assets	3,878
Total assets	24,399
Liabilities
Accounts payable-trade	1,682
Other current liabilities	1,325
Deferred tax liability	4,035
Total liabilities	7,042
Less: total net assets	17,357
Goodwill	$14,688

The fair value of identifiable intangible assets was based on preliminary valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,878	Indefinite
Patents	3,545	10 years
Customer Relationships & Other	8,741	15 years
	$16,164

The fair value estimates and purchase price allocation included above are preliminary while the Company finalizes fair value estimates of the acquired intangible assets and related tax considerations. During the three months ended March 31, 2023, the Company recorded a measurement period adjustment. The adjustment was the result of updated valuation of the intangible assets and an updated estimate of certain liabilities. The adjustment to the intangible assets also resulted in an adjustment to the deferred tax liability. Additionally, the increase in the value of intangible assets resulted in additional amortization expense of approximately $101 for the three months ended March 31, 2023. Goodwill declined as a net result of these adjustments.

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

The following table summarizes the total consideration paid for MD Ortho and the final allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

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

The fair value of identifiable intangible assets was based on final valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$2,410	Indefinite
Patents	2,660	10 years
Customer Relationships	6,460	15 years
	$11,530

The following table represents the pro forma net revenue and net loss assuming the acquisitions of MD Ortho and Pega Medical occurred on January 1, 2022.

	March 31,
	2023	2022
Net revenue	$31,588	$27,862
Net loss	$(6,806)	$(8,987)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

Total
Goodwill at January 1, 2023	$86,821
Pega measurement period adjustment	(1,839)
Foreign currency translation impact	(855)
Goodwill at March 31, 2023	$84,127

Intangible Assets

As of March 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	12.0 years	$45,817	$(8,656)	$37,161
Intellectual Property	9.5 years	5,859	(1,507)	4,352
Customer Relationships & Other	13.0 years	18,696	(2,200)	16,496
License Agreements	4.3 years	10,697	(4,064)	6,633
Total amortizable assets		$81,069	$(16,427)	$64,642

As of December 31, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	12.2 years	$46,005	$(7,953)	$38,052
Intellectual Property	9.8 years	5,859	(1382)	4,477
Customer Relationships & Other	13.4 years	17,262	(1,805)	15,457
License Agreements	4.5 years	10,697	(3,703)	6,994
Total amortizable assets		$79,823	$(14,843)	$64,980

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $15,629 and $14,921 as of March 31, 2023 and December 31, 2022, respectively. Trademarks are recorded in Other Intangible assets on the condensed consolidated balance sheets. The change in balance during the three months ended

March 31, 2023 was the result of the measurement period adjustments associated with Pega Medical as well as foreign currency translation adjustments.

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,419	$—	$25,419
Exchange Trade Mutual Funds	$1,406	$—	$—	$1,406
Treasury Bonds	$46,197	$—	$—	$46,197
Other	$52	$—	$—	$52
Financial Liabilities
Contingent Consideration	$—	$—	$2,310	$2,310

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,148	$—	$25,148
Exchange Trade Mutual Funds	$18,939	$—	$—	$18,939
Treasury Bonds	$65,040	$—	$—	$65,040
Other	$172	$—	$—	$172
Financial Liabilities
Contingent Consideration	$—	$—	$2,980	$2,980

The Company's Level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short-term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's Level 2 assets pertain to certain asset-backed securities, collateralized by non-mortgage-related consumer debt, or certificates of deposit. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $670 and an expense adjustment of $2,570 for the three month periods ended March 31, 2023 and March 31, 2022, respectively, which are recorded in other (income) expenses on the condensed consolidated statements of operations.

The following table summarizes the change in fair value of Level 3 instruments in 2023:

Total
Balance at January 1, 2023	$2,980
Change in fair value of contingent consideration	(670)
Balance at March 31, 2023	$2,310

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	16.9%	16.6%
Volatility factor	44.2%	48.0%
Expected years	1.1 years	1.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of March 31, 2023; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Mortgage payable to affiliate	$871	$907
Less: current maturities	146	144
Long-term debt with affiliate, net of current maturities	$725	$763

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (“Squadron”), as amended from time to time (as amended, the “Loan Agreement”), which provides the Company with a $50,000 revolving credit facility. As of March 31, 2023 and December 31, 2022, there was no outstanding indebtedness under the Loan Agreement.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc. ("Tawani"), an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At March 31, 2023 the mortgage balance was $871 of which current principal of $146 was included in the current portion of long-term debt. As of December 31, 2022, the mortgage balance was $907 of which current principal due of $144 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $11 and $13 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2023, the income tax benefit was $574 compared to $317 for the three months ended March 31, 2022. Our effective income tax rate was 7.8% and 3.4% for the three months ended March 31, 2023 and 2022, respectively.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2023 and December 31, 2022, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix and Pega Medical. The Company has recorded a tax benefit during the period ended March 31, 2023 for losses generated in Canada and Israel.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Remaining Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2023	3,556	$30.97	0.7
Outstanding at March 31, 2023	3,556	$30.97	0.4

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At March 31, 2023 and December 31, 2022, all options were fully vested.

There was no stock-based compensation expense on stock options for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2023	403,324	1.4	10,080	2.5
Granted	264,779		3,805
Forfeited	(623)		—
Vested	(95,281)		—
Outstanding at March 31, 2023	572,199	2.2	13,885	2.4

At March 31, 2023, there was $19,804 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $1,959 and $1,526 for the three months ended March 31, 2023 and 2022, respectively. The increase in the stock compensation for the three months ended March 31, 2023 is primarily due to increase in plan participants as we continue to hire employees to support the continued expansion of our business.

The Company also maintains 34,899 shares of unregistered common stock, $0.00025 par value per share, which is subject to a repurchase right in the event a selling shareholder leaves employment with Pega Medical for certain reasons during the three-year period following the closing of the acquisition. See Note 3 - Business Combinations for additional detail regarding the business combination transaction. These shares are, due to the repurchase right, temporarily classified as a liability until the lapse of the three-year period, at which time, the Company will reclassify the liability into equity. The amount of expense recognized for the three months ended March 31, 2023 was $154 and is excluded from the stock-based compensation amount previously mentioned. No expense for these shares was recognized in the three months ended March 31, 2022.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(6,806)	$(9,100)

Weighted average number of shares - basic and diluted	22,506,024	19,366,911
Net loss per share - basic and diluted	$(0.30)	$(0.47)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2023	2022
Restricted stock	586,084	391,874
Stock options	3,556	6,638
Total shares	589,640	398,512

NOTE 10 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reportable segment, which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, timing and uncertainty of our revenue streams. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three months ended March 31, 2023 or 2022. No customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2023 and December 31, 2022.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2023	2022
U.S.	$23,800	$18,188
International	7,788	5,229
Total	$31,588	$23,417

	Three Months Ended March 31,
Product sales by category:	2023	2022
Trauma and deformity	$23,395	$16,516
Scoliosis	7,072	5,983
Sports medicine/other	1,121	918
Total	$31,588	$23,417

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $246 and $316 for the three months ended March 31, 2023 and 2022, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2023, the Company has recorded a lease liability of $257 and corresponding right-of-use-asset of $272 on its condensed consolidated balance sheet.

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

Thereafter, in January 2021, Wishbone filed a motion to dismiss all OrthoPediatrics’ causes of action. In late August 2021, the Court denied Wishbone's motion to dismiss with respect to OrthoPediatrics’ infringement and breach of contract claims and dismissed OrthoPediatrics' remaining causes of action. In late September 2021, Wishbone filed its answer and counterclaims, in part, seeking declaratory judgment of non-infringement and invalidity of the ‘377 Patent, and alleging OrthoPediatrics patent infringement claim(s) against Wishbone was made in bad faith. In mid-October 2021, OrthoPediatrics filed its answer to Wishbone’s counterclaims, denying all of them. In late January 2023, Wishbone amended its counterclaims to add a breach of contract claim against OrthoPediatrics. In early February 2023, OrthoPediatrics filed its answer to Wishbone's amended counterclaims, denying all of them. Additionally, in late March 2023, Wishbone filed a motion for judgment on the pleadings regarding the patent eligibility of the '377 patent. In mid-April 2023, OrthoPediatrics filed its response to Wishbone's late March 2023 motion. Although we believe Wishbone’s counterclaims are without merit and will vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have an adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of March 31, 2023, the remaining purchase commitment under the agreement was $2,771 for the year ended December 31, 2023 and $2,340 for the year ended December 31, 2024.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three months ended March 31, 2023, the Company recorded an expense of $300 based on current estimates. The Company recorded $101 of expense for the three months ended March 31, 2022.

Royalties

As of March 31, 2023, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have milestone payments and royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2023, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 14 – SUBSEQUENT EVENTS

ApiFix Acquisition Installment Payment

On April 3, 2023, the business day immediately following the third-year anniversary of the acquisition of ApiFix, the Company paid $2,000 in cash and issued 140,003 shares of the Company's common stock, representing $6,178 of fair value (based on the April 3, 2023 closing share price of $44.13), to fulfill its installment obligation to ApiFix. This was the second installment payment paid since the acquisition.

Medtech Concepts LLC

On May 1, 2023, the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC, a Delaware limited liability company (“Medtech”). Medtech has developed an early-stage, pre-commercial enabling technology platform designed to increase efficiency in the perioperative environment. The solution combines hardware, software, and data analytics to help streamline operative care and support better decision making in the operating room. In the future, the Company believes this enabling technology platform will provide valuable intraoperative resources for surgeons that will improve decision making, drive operating room efficiency, and ultimately improve healthcare for children. The Company also expects that the acquisition will further support future market share gains for its implant systems, similar to what the Company has experienced with the FIREFLY® Technology and the 7D Surgical FLASHTM Navigation platform. The Company does not anticipate material revenue contributions from the platform in 2023.

The sellers of Medtech are being paid a purchase price of approximately $15,274 in the following manner: (i) cash in the aggregate amount of $3,000 was paid on May 1, 2023, the transaction closing date (the “Closing Date”); (ii) 43,751 unregistered shares of the Company’s common stock, par value $0.00025 per share, representing approximately $2,274 (based on a closing share price of $51.98 on May 1, 2023), were issued on the Closing Date; and (iii) an aggregate of $2,500 payable 50% in cash and 50% in shares of unregistered common stock, will be paid on each of the first four anniversaries of the Closing

Date, all subject to the conditions set forth in the Membership Interest Purchase Agreement (the "Purchase Agreement") relating to the transaction.

Kevin Unger, a member of the Company’s Board of Directors (the “Board”) through April 28, 2023, was one of the sellers in the transaction. As a result, the Board formed a special committee comprised of independent and disinterested directors (the “Special Committee”) with the exclusive authority to review, evaluate, and negotiate, or reject, the potential Medtech acquisition. The Purchase Agreement and the transactions contemplated thereby were approved by both the Special Committee and the full Board (with Mr. Unger abstaining).

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023, which section is incorporated herein by reference.

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

We currently market 48 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 41 independent sales agencies employing more than 185 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 649,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

•The Company and its Board of Directors understand the value of diversity. Since the conclusion of our 2022 annual meeting of stockholders, the Company has added two diverse Directors to our Board.

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

In 2022, there was a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April. In 2022 the United States experienced a significant increase in RSV activity outside of the typical peak season as well as a heightened impact during the winter months. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2022 and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future.

As a result of the COVID-19 pandemic, we have experienced significant business disruption throughout the last several years. Elective procedures are delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Throughout the pandemic, we have taken a variety of steps to address the impact. We continue to monitor the impact of the pandemic on our employees and customers and the markets in which we operate and will take further actions that are considered prudent to address the pandemic. We cannot accurately predict with certainty the full extent to which the pandemic will impact demand for our products in the future.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Smaller Reporting Company Status

We qualify as a "smaller reporting company," as such term is defined in Rule 12b-2 under the Exchange Act. To the extent that we continue to qualify as a smaller reporting company, certain exemptions may be available to us.

Summary of Statements of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)%
Net revenue	$31,588	$23,417	$8,171	35%
Cost of revenue	8,027	4,851	3,176	65%
Sales and marketing expenses	12,216	9,758	2,458	25%
General and administrative expenses	17,666	13,167	4,499	34%
Research and development expenses	2,270	2,027	243	12%
Other (income) expenses	(1,211)	3,031	(4,242)	(140)%
Provision for income taxes (benefit)	(574)	(317)	(257)	(81)%
Net loss	$(6,806)	$(9,100)	$(2,294)	(25)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Product sales by geographic location:	2023	2022
U.S.	$23,800	$18,188
International	7,788	5,229
Total	$31,588	$23,417

	Three Months Ended March 31,
Product sales by category:	2023	2022
Trauma and deformity	$23,395	$16,516
Scoliosis	7,072	5,983
Sports medicine/other	1,121	918
Total	$31,588	$23,417

Net revenue increased $8.2 million, or 35%, from $23.4 million for the three months ended March 31, 2022 to $31.6 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2023 was primarily driven by the COVID-19 recovery in both domestic and global markets as well as $4.8 million of growth as a result of the MDO and Pega acquisitions. This was slightly offset by a negative impact from the foreign currency conversion of our international revenue. Revenue from acquisitions is included in our trauma and deformity channel.

Trauma and deformity sales increased $6.9 million, or 42%, during the three months ended March 31, 2023, primarily driven by strong trauma and deformity growth across numerous product lines, specifically our Cannulated Screws, PNP Femur and PediPlate systems. Also, as previously mentioned, revenue from the prior year acquisitions is included in trauma and deformity. Scoliosis sales increased $1.1 million, or 18%, during the three months ended March 31, 2023, primarily driven by increased sales of our

RESPONSE 4.5/5.0 and 5.5/6.0 systems and sales of the FireFly surgical guides. Sports medicine / other increased $0.2 million, or 22%, during the three months ended March 31, 2023, primarily driven by an increase in sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.2 million, or 65%, from $4.9 million for the three months ended March 31, 2022 to $8.0 million for the three months ended March 31, 2023. The increase is due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions. Gross margin was 79% for the three months ended March 31, 2022 and 75% for the three months ended March 31, 2023. The change in gross margin is primarily driven by favorable purchase price variances in the three months ended March 31, 2022 which did not repeat in the three months ended March 31, 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.5 million, or 25%, to $12.2 million for the three months ended March 31, 2023 from $9.8 million for the three months ended March 31, 2022. The change in the three month period ended March 31, 2023 was due primarily to increased sales commission expenses, driven by increased unit volumes sold as well as $0.6 million of additional expense from acquisitions.

General and Administrative Expenses

General and administrative expenses increased $4.5 million, or 34%, from $13.2 million for the three months ended March 31, 2022 to $17.7 million for the three months ended March 31, 2023. The increase for the three month period ended March 31, 2023 was due primarily to the addition of personnel and resources to support the continued expansion of our business, including $2.3 million from acquisitions and an increase in legal expenses and travel expenses.

Depreciation and amortization expenses increased $0.9 million, or 30%, from $3.0 million for the three months ended March 31, 2022 to $3.8 million for the three months ended March 31, 2023. The increase for the three month period ended March 31, 2023 was primarily due to an increase in depreciation from higher set deployments and $0.6 million of depreciation and amortization expenses related to the assets acquired from acquisitions.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 12%, from $2.0 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023. The increase for the three month period ended March 31, 2023 was primarily due to incremental product development and the addition of personnel to support the future growth of the business.

Total Other (Income) Expenses

Other income was $1.2 million and $3.0 million of other expense for the three months ended March 31, 2023 and 2022, respectively, a change of $4.2 million or 140%. The change in other expense for the three months ended March 31, 2023 was primarily due to the fair value adjustment of contingent consideration, which was driven by the valuation inputs that were lower in comparison to the same period last year, resulting in income rather than expense. We recognized net interest income during the three months ended March 31, 2023 compared to net interest expense for the three months ended March 31, 2022. The aggregate of accreted interest expense and fair value adjustments for the three months ended March 31, 2023 and 2022 were income of $0.3 million and expense of $3.0 million, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $6.5 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $183.6 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2023, we had cash and cash equivalents, restricted cash and short-term investments of $109.2 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,461)	$(4,197)
Net cash provided by investing activities	32,310	14,303
Net cash used in financing activities	(36)	(33)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(138)	241
Net increase in cash, cash equivalents and restricted cash	$25,675	$10,314

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $6.5 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $4.8 million for the three months ended March 31, 2023 compared to a use of $2.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the primary driver of working capital cash usage was the increase in inventory of $6.0 million to support future sales growth which is offset by trade payables of $5.5 million. We also saw an increase in the use of cash from accrued expenses related to compensation paid in the first quarter as well as the settlement of a minimum purchase commitment required for the year ended December 31, 2022 in connection with the Company's exclusive distribution rights of the FIREFLY® Technology.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $32.3 million compared to $14.3 million for the three months ended March 31, 2022. Net cash provided by investing activities for the three months ended March 31, 2023 consisted primarily of the sale of short-term marketable securities offset by purchases of instrument sets of $4.9 million.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 and 2022, respectively, were not material to the results of our operations.

Indebtedness

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron, which provides the Company with a $50.0 million revolving credit facility. As of March 31, 2023, there was no outstanding indebtedness under the Loan Agreement.

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

See Note 6 - Debt and Credit Arrangements in Item 1 for further detail regarding our debt.

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies in Item 1 Financial Statements of Part 1 of this Quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

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

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

None, except as otherwise described in a Current Report on Form 8-K filed with respect to the period covered by this Quarterly Report on Form 10-Q.

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

2.1w
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242)

2.2w
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242)

2.3w
Membership Interest Purchase Agreement, dated May 1, 2023, by and among OrthoPediatrics Corp., Kevin Unger, DINZE LLC, and the sole member of DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant's form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

3.1		Amended and Restated Certificate of Incorporation of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)
3.2		Amended and Restated Bylaws of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)
4.1
Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

4.2
Registration Rights Agreement, by and between the registrant and Squadron, dated as of May 30, 2014 (Incorporated by reference to Exhibit 4.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)

4.3
First Amendment to Registration Rights Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.4
Stockholders Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

10.1
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.2
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.3
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 to registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.4
Third Amendment to the Fourth Amended and Restated Loan Agreement, date as of December 31, 2021, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on January 6, 2022) (SEC File No. 001-38242)

10.5
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 13, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.6
Fifth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of November 15, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.16 of registrant’s Form 10-K filed on March 1, 2023) (SEC File No. 001-38242)

10.7
Second Amended and Restated Revolving Note, dated June 13, 2022, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.8	*
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective January 1, 2023 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

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

w The exhibits and schedules to the applicable agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from such agreement to the SEC upon request.

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

May 2, 2023	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2023	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)