Form 10-Q
period 2023-06-30
ORTHOPEDIATRICS CORP
filed 2023-08-01
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 23,351,596 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,713	$8,991
Restricted cash	1,596	1,471
Short-term investments	83,472	109,299
Accounts receivable - trade, net of allowances of $1,097 and $1,056, respectively	33,849	24,800
Inventories, net	90,983	78,192
Prepaid expenses and other current assets	3,642	3,966
Total current assets	223,255	226,719
Property and equipment, net	40,071	34,286
Other assets:
Amortizable intangible assets, net	71,932	64,980
Goodwill	82,911	86,821
Other intangible assets	16,087	14,921
Other non-current assets	614	—
Total other assets	171,544	166,722

Total assets	$434,870	$427,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$20,890	$11,150
Accrued compensation and benefits	8,159	6,744
Current portion of long-term debt with affiliate	148	144
Current portion of acquisition installment payable	9,713	7,815
Other current liabilities	5,401	5,018
Total current liabilities	44,311	30,871
Long-term liabilities:
Long-term debt with affiliate, net of current portion	688	763
Acquisition installment payable, net of current portion	3,427	8,019
Contingent consideration	6	2,980
Deferred income taxes	5,564	5,954
Other long-term liabilities	562	492
Total long-term liabilities	10,247	18,208

Total liabilities	54,558	49,079

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 23,340,463 shares and 22,877,962 shares issued as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	574,677	560,810
Accumulated deficit	(186,460)	(176,768)
Accumulated other comprehensive loss	(7,911)	(5,400)
Total stockholders' equity	380,312	378,648
Total liabilities and stockholders' equity	$434,870	$427,727

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$39,559	$32,928	$71,147	$56,345
Cost of revenue	9,534	7,947	17,561	12,798
Gross profit	30,025	24,981	53,586	43,547
Operating expenses:
Sales and marketing	13,165	12,431	25,381	22,189
General and administrative	19,654	14,546	37,320	27,713
Research and development	2,792	1,747	5,062	3,774
Total operating expenses	35,611	28,724	67,763	53,676
Operating loss	(5,586)	(3,743)	(14,177)	(10,129)
Other (income) expenses:
Interest expense	294	1,212	84	1,777
Fair value adjustment of contingent consideration	(2,304)	(5,010)	(2,974)	(2,440)
Other (income) loss	(289)	827	(620)	723
Total other (income) expenses	(2,299)	(2,971)	(3,510)	60
Loss before income taxes	$(3,287)	$(772)	$(10,667)	$(10,189)
Provision for income taxes (benefit)	(401)	(439)	(975)	(756)
Net loss	$(2,886)	$(333)	$(9,692)	$(9,433)
Weighted average common stock - basic and diluted	22,704,723	19,792,286	22,587,022	19,693,216
Net loss per share - basic and diluted	$(0.13)	$(0.02)	$(0.43)	$(0.48)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,886)	$(333)	$(9,692)	$(9,433)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,858)	(9,299)	(2,820)	(11,497)
Unrealized gain (loss) on short-term investments	(7)	(125)	610	(678)
Adjustment for realized (gain) loss on securities	—	—	(301)	—
Other comprehensive loss, net of tax	(1,865)	(9,424)	(2,511)	(12,175)
Comprehensive loss	$(4,751)	$(9,757)	$(12,203)	$(21,608)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(6,806)	—	(6,806)
Other comprehensive loss	—	—	—	—	(646)	(646)
Restricted stock	264,156	—	1,959	—	—	1,959
Balance at March 31, 2023	23,142,118	$6	$562,769	$(183,574)	$(6,046)	$373,155
Net loss	—	—	—	(2,886)	—	(2,886)
Other comprehensive loss	—	—	—	—	(1,865)	(1,865)
Consideration for MedTech acquisition	43,751	—	2,274	—	—	2,274
Stock portion of ApiFix anniversary installment	140,003	—	6,178	—	—	6,178
Restricted stock	14,591	—	3,456	—	—	3,456
Balance at June 30, 2023	23,340,463	$6	$574,677	$(186,460)	$(7,911)	$380,312

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net loss	—	—	—	(9,100)	—	(9,100)
Other comprehensive loss	—	—	—	—	(2,751)	(2,751)
Restricted stock	144,084	—	1,526	—	—	1,526
Balance at March 31, 2022	19,821,298	$5	$396,425	$(187,126)	$5,740	$215,044
Net loss	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	(9,424)	(9,424)
Stock option exercise	1,340	—	42	—	—	42
Restricted stock	57,180	—	1,770	—	—	1,770
Consideration for MD Ortho acquisition	173,241	—	9,707	—	—	9,707
Stock portion of ApiFix anniversary installment	185,811	—	10,410	—	—	10,410
Balance at June 30, 2022	20,238,870	$5	$418,354	$(187,459)	$(3,684)	$227,216

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(9,692)	$(9,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,928	6,292
Stock-based compensation	5,415	3,296
Fair value adjustment of contingent consideration	(2,974)	(2,440)
Accretion of acquisition installment payable	812	1,545
Deferred income taxes	(975)	(756)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(8,964)	(6,614)
Inventories	(11,860)	(10,905)
Prepaid expenses and other current assets	72	557
Accounts payable - trade	9,724	5,298
Accrued expenses and other liabilities	1,325	1,133
Other	(1,645)	(340)
Net cash used in operating activities	(10,834)	(12,367)

INVESTING ACTIVITIES
Acquisition of MD Ortho, net of cash acquired	—	(8,360)
Acquisition of MedTech	(3,097)	—
Sale of short-term marketable securities	72,347	31,600
Purchase of short-term marketable securities	(44,600)	—
Purchases of property and equipment	(10,563)	(9,465)
Net cash provided by investing activities	14,087	13,775

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	31,000
Installment payment for ApiFix	(2,000)	(3,234)
Proceeds from exercise of stock options	—	42
Payments on mortgage notes	(71)	(67)
Net cash (used in) provided by financing activities	(2,071)	27,741

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(335)	400

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	847	29,549

Cash, cash equivalents and restricted cash, beginning of year	$10,462	$9,006
Cash, cash equivalents and restricted cash, end of period	$11,309	$38,555

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$11	$60
Transfer of instruments between property and equipment and inventory	$367	$(130)
Issuance of common shares to acquire MD Ortho	$—	$9,707
Issuance of common shares for ApiFix installment	$6,178	$10,410
Issuance of common shares to acquire MedTech	$2,274	$—
Right-of-use assets obtained in exchange for lease liabilities	$293	$116
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants and devices for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLoc Duo®, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $186,460 and $176,768 as of June 30, 2023 and December 31, 2022, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short-term investments, at June 30, 2023 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

The sellers of MedTech are being paid a purchase price of approximately $15,274 in the following manner: (i) cash in the aggregate amount of $3,000 was paid on May 1, 2023, the transaction closing date (the “Closing Date”); (ii) 43,751 unregistered shares of the Company’s common stock, par value $0.00025 per share, representing approximately $2,274 (based on a closing share price of $51.98 on May 1, 2023), were issued on the Closing Date; and (iii) an aggregate of $2,500 payable 50% in cash and 50% in shares of unregistered common stock, will be paid on each of the first four anniversaries of the Closing Date, all subject to the conditions set forth in the Membership Interest Purchase Agreement (the "Purchase Agreement"), as amended, relating to the transaction.

The Company concluded that the business acquired did not comprise an integrated set of activities that meet the definition of a business and therefore did not result in the acquisition of a business. Instead, the Company accounted for the transaction as an asset acquisition for accounting purposes.

Under the Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts have been excluded from measuring the cost of the acquisition. The result is $4,500 of stock compensation which will be recognized on a straight-line basis over the four year service period. Future cash payments and stock issuances that are not contingent on continuous service are included in the calculation of consideration. The total consideration is $10,043 after discounting the future guaranteed fixed payments to their present value. Additionally, since this was treated as an asset acquisition, the Company included $97 of transaction costs in the total consideration. The table below reconciles the payments and issuances to total consideration transferred after discounting the future payments to present value.

	Consideration	Present Value
Cash consideration	$3,000	$3,000
Issuance of common stock	2,274	2,274
Anniversary payments	5,500	4,672
Transaction costs	97	97
Total consideration transferred	$10,871	$10,043

As result of this asset acquisition, the Company recorded a trademark asset in the amount of $520 with an indefinite useful life and an intellectual property asset relating to software acquired of $9,523 which will be amortized over a useful life of ten years.

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

The Company acquired Pega Medical for approximately $32,045, comprised of $32,042 in cash and $3 in stock, representing the repurchase right price to be paid by the Company in the event a selling shareholder leaves employment with Pega Medical for certain reasons during the three-year period following the closing. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Final purchase consideration is subject to certain working capital adjustments yet to be finalized. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders, excluding the value attributable to the repurchase right, is not considered part of the purchase consideration and is subject to a repurchase right previously mentioned. The Company will recognize expense over the three-year service period at which point the right to repurchase will expire. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share. As of June 30, 2023, 23,266 of these shares were still subject to the repurchase feature. Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Pega Medical and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$32,045
Assets
Cash	312
Accounts receivable - trade	2,100
Inventories	4,875
Prepaid expenses and other current assets	538
Property and equipment	582
Amortizable intangible assets	12,286
Other intangible assets	3,878
Total assets	24,571
Liabilities
Accounts payable-trade	1,682
Other current liabilities	1,509
Deferred tax liability	4,035
Total liabilities	7,226
Less: total net assets	17,345
Goodwill	$14,700

The fair value of identifiable intangible assets was based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,878	Indefinite
Patents	3,545	10 years
Customer Relationships & Other	8,741	15 years
	$16,164

The fair value estimates and purchase price allocation included above are preliminary while the Company finalizes certain working capital components. For the three and six month periods ended June 30, 2023, the Company recorded measurement period adjustments. The adjustments were primarily the result of updated valuations of the intangible assets and updated estimates of certain liabilities and assets. The adjustment to the intangible assets also resulted in an adjustment to the deferred tax liability. Additionally, the increase in the value of intangible assets resulted in additional amortization expense of approximately $101 for the six months ended June 30, 2023. Goodwill declined as a net result of these adjustments.

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

The following table summarizes the total consideration paid for MD Ortho and the final allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$18,487
Assets
Cash	420
Accounts receivable - trade	1,062
Inventories	1,126
Prepaid expenses and other current assets	100
Property and equipment	2,444
Amortizable intangible assets	9,120
Other intangible assets	2,410
Total assets	16,682
Liabilities
Accounts payable and accrued liabilities	45
Other current liabilities	586
Deferred tax liability	3,014
Total liabilities	3,645
Less: total net assets	13,037
Goodwill	$5,450

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$39,559	$35,091	$71,147	$62,954
Net loss	$(2,886)	$(112)	$(9,692)	$(9,099)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

Total
Goodwill at January 1, 2023	$86,821
Pega Medical measurement period adjustment	(1,828)
Foreign currency translation impact	(2,082)
Goodwill at June 30, 2023	$82,911

Intangible Assets

As of June 30, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.7 years	$45,005	$(9,259)	$35,746
Intellectual Property & Capitalized Software	9.7 years	15,383	(1,773)	13,610
Customer Relationships & Other	12.8 years	18,857	(2,557)	16,300
License Agreements	4.1 years	10,697	(4,421)	6,276
Total amortizable assets		$89,942	$(18,010)	$71,932

As of December 31, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	12.2 years	$46,005	$(7,953)	$38,052
Intellectual Property & Capitalized Software	9.8 years	5,859	(1,382)	4,477
Customer Relationships & Other	13.4 years	17,262	(1,805)	15,457
License Agreements	4.5 years	10,697	(3,703)	6,994
Total amortizable assets		$79,823	$(14,843)	$64,980

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $16,087 and $14,921 as of June 30, 2023 and December 31, 2022, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the six months ended June 30, 2023 was the result of the measurement period adjustments associated with Pega Medical, the trademark recorded as a result of the MedTech acquisition, and foreign currency translation adjustments.

During 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the Company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded a $3,609 partial impairment charge for the year ended December 31, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value. No impairment charges were recorded in any of the other periods presented or for any other indefinite lived trademark assets.

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

The following table summarize the assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,113	$—	$25,113
Exchange Trade Mutual Funds	$12,162	$—	$—	$12,162
Treasury Bonds	$46,189	$—	$—	$46,189
Other	$8	$—	$—	$8
Financial Liabilities
Contingent Consideration	$—	$—	$6	$6

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,148	$—	$25,148
Exchange Trade Mutual Funds	$18,939	$—	$—	$18,939
Treasury Bonds	$65,040	$—	$—	$65,040
Other	$172	$—	$—	$172
Financial Liabilities
Contingent Consideration	$—	$—	$2,980	$2,980

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $2,304 and $5,010 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $2,974 and $2,440 for the six months ended June 30, 2023 and June 30, 2022, respectively, which are recorded in other (income) expenses on the condensed consolidated statements of operations.

The following table summarizes the change in fair value of Level 3 instruments in 2023:

Total
Balance at January 1, 2023	$2,980
Change in fair value of contingent consideration	(2,974)
Balance at June 30, 2023	$6

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	15.5%	16.6%
Volatility factor	38.1%	48.0%
Expected years	0.9 years	1.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of June 30, 2023; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Mortgage payable to affiliate	$836	$907
Less: current maturities	148	144
Long-term debt with affiliate, net of current maturities	$688	$763

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (“Squadron”), as amended from time to time (as amended, the “Loan Agreement”), which provides the Company with a $50,000 revolving credit facility. As of June 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Loan Agreement.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc. ("Tawani"), an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At June 30, 2023 the mortgage balance was $836 of which current principal of $148 was included in the current portion of long-term debt. As of December 31, 2022, the mortgage balance was $907 of which current principal due of $144 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $11 and $12 for the three months ended June 30, 2023 and 2022, respectively, and $22 and $25 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2023, the income tax benefit was $975 compared to $756 for the six months ended June 30, 2022. Our effective income tax rate was 9.1% and 7.4% for the six months ended June 30, 2023 and 2022, respectively.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2023 and December 31, 2022, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix and Pega Medical. The Company has recorded a tax benefit during the period ended June 30, 2023 for losses generated in Canada and Israel.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Remaining Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2023	3,556	$30.97	0.7
Outstanding at June 30, 2023	3,556	$30.97	0.2

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At June 30, 2023 and December 31, 2022, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and six months ended June 30, 2023 and 2022, respectively.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2023	403,324	1.4	10,080	2.5
Granted	282,585		4,005
Forfeited	(3,838)		(234)
Vested	(115,760)		—
Outstanding at June 30, 2023	566,311	2.0	13,851	2.2

At June 30, 2023, there was $18,215 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $3,456 and $1,770 for the three months ended June 30, 2023 and 2022, respectively, and $5,415 and $3,296 for the six months ended June 30, 2023 and 2022, respectively. The increase in the stock compensation for the three and six months ended June 30, 2023 is primarily due to increase in plan participants as we continue to hire employees to support the continued expansion of our business. Additionally, stock was issued as a component of both the Pega Medical and MedTech acquisitions. A portion of these shares have a service-based restriction, resulting in an increase in stock compensation over the life of the required years of service.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(2,886)	$(333)	$(9,692)	$(9,433)

Weighted average number of shares - basic and diluted	22,704,723	19,792,286	22,587,022	19,693,216
Net loss per share - basic and diluted	$(0.13)	$(0.02)	$(0.43)	$(0.48)

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

Because we have incurred a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share. The following contingently issuable equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for all periods presented:

	Six Months Ended June 30,
	2023	2022
Restricted stock	580,162	433,093
Stock options	3,556	5,298
Total shares	583,718	438,391

The contingently issuable shares in the table above do not include shares of our common stock associated with our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding future equity issuances under each of these acquisitions.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and six months ended June 30, 2023 or 2022. No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2023 and December 31, 2022.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2023	2022	2023	2022
U.S.	$29,587	$24,960	$53,388	$43,148
International	9,972	7,968	17,759	13,197
Total	$39,559	$32,928	$71,147	$56,345

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2023	2022	2023	2022
Trauma and deformity	$27,514	$22,568	$50,909	$39,084
Scoliosis	10,893	9,421	17,966	15,404
Sports medicine/other	1,152	939	2,272	1,857
Total	$39,559	$32,928	$71,147	$56,345

NOTE 11 - RELATED PARTY TRANSACTIONS
In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $149 and $234 for the three months ended June 30, 2023 and 2022, respectively, and $395 and $550 for the six months ended June 30, 2023 and 2022, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2023, the Company has recorded a lease liability of $427 and corresponding right-of-use-asset of $462 on its condensed consolidated balance sheet.

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

Thereafter, in January 2021, Wishbone filed a motion to dismiss all OrthoPediatrics’ causes of action. In late August 2021, the Court denied Wishbone's motion to dismiss with respect to OrthoPediatrics’ infringement and breach of contract claims and dismissed OrthoPediatrics' remaining causes of action. In late September 2021, Wishbone filed its answer and counterclaims, in part, seeking declaratory judgment of non-infringement and invalidity of the ‘377 Patent, and alleging OrthoPediatrics patent infringement claim(s) against Wishbone was made in bad faith. In mid-October 2021, OrthoPediatrics filed its answer to Wishbone’s counterclaims, denying all of them. In late January 2023, Wishbone amended its counterclaims to add a breach of contract claim against OrthoPediatrics. In early February 2023, OrthoPediatrics filed its answer to Wishbone's amended counterclaims, denying all of them. Additionally, in late March 2023, Wishbone filed a motion for judgment on the pleadings regarding the patent eligibility of the '377 patent. In mid-April 2023, OrthoPediatrics filed its response to Wishbone's late March 2023 motion. In mid-June 2023, the Court denied Wishbone's motion for judgment on the pleadings. Although we believe Wishbone’s counterclaims are without merit and will vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have an adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of June 30, 2023, the remaining purchase commitment under the agreement was $1,593 for the year ended December 31, 2023 and $2,340 for the year ended December 31, 2024.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the six months ended June 30, 2023, the Company recorded an expense of $576 based on current estimates. The Company recorded $341 of expense for the six months ended June 30, 2022.

Royalties

As of June 30, 2023, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2023, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We currently market 50 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 41 independent sales agencies employing more than 200 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In January 2023, we established a direct sales organization in Germany, the Company's first direct selling organization serving an international market. In our international markets, excluding Germany, we work through sales agencies that are paid a commission, similar to our U.S. sales model. These arrangements have generated an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 670,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and a partial impairment loss of $3.6 million was recorded in the period. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

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

As a result of the COVID-19 pandemic, we experienced significant business disruption throughout the last several years. Elective procedures were delayed in some cases as hospitals continue to struggle with adequate staffing levels. As a majority of our products are utilized in elective surgeries or procedures, the deferrals of such surgeries and procedures have had, and may continue to have, a significant negative impact on our business and results of operations. Throughout the pandemic, we took a variety of steps to address the impact. We continue to monitor the impact of the pandemic on our employees and customers and the markets in which we operate and will take further actions that are considered prudent to address the pandemic. We cannot accurately predict with certainty the full extent to which the pandemic will impact demand for our products in the future.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase (Decrease)%		2023	2022	Increase (Decrease)%
Net revenue	$39,559	$32,928	$6,631	20%	$71,147	$56,345	$14,802	26%
Cost of revenue	9,534	7,947	1,587	20%	17,561	12,798	4,763	37%
Sales and marketing expenses	13,165	12,431	734	6%	25,381	22,189	3,192	14%
General and administrative expenses	19,654	14,546	5,108	35%	37,320	27,713	9,607	35%
Research and development expenses	2,792	1,747	1,045	60%	5,062	3,774	1,288	34%
Other (income) expenses	(2,299)	(2,971)	672	(23)%	(3,510)	60	(3,570)	(5,950)%
Provision for income taxes (benefit)	(401)	(439)	38	9%	(975)	(756)	(219)	(29)%
Net loss	$(2,886)	$(333)	$2,553	767%	$(9,692)	$(9,433)	$259	3%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2023	2022	2023	2022
U.S.	$29,587	$24,960	$53,388	$43,148
International	9,972	7,968	17,759	13,197
Total	$39,559	$32,928	$71,147	$56,345

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2023	2022	2023	2022
Trauma and deformity	$27,514	$22,568	$50,909	$39,084
Scoliosis	10,893	9,421	17,966	15,404
Sports medicine/other	1,152	939	2,272	1,857
Total	$39,559	$32,928	$71,147	$56,345

Net revenue increased $6.6 million, or 20%, from $32.9 million for the three months ended June 30, 2022 to $39.6 million for the three months ended June 30, 2023. Net revenue increased $14.8 million, or 26%, from $56.3 million for the six months ended June 30, 2022 to $71.1 million for the six months ended June 30, 2023. The increases during the three and six months ended June 30, 2023 were primarily driven by strong performance across trauma and deformity, partially due to acquisitions, and a 35% increase in international revenue.

Trauma and deformity sales increased $4.9 million, or 22%, from $22.6 million during the three months ended June 30, 2022, to $27.5 million for the three months ended June 30, 2023. Sales increased $11.8 million, or 30%, from $39.1 million during the six months ended June 30, 2022 to $50.9 million for the six months ended June 30, 2023. Increases for both the three and six month periods ended June 30, 2023 were primarily driven by strong growth across numerous product lines, specifically our Cannulated

Screws, PNP Femur, PediPlate and external fixation systems. Also, as previously mentioned, revenue from the prior year acquisitions is included in trauma and deformity. Scoliosis sales increased $1.5 million, or 16%, during the three months ended June 30, 2023. Sales increased $2.6 million, or 17%, from $15.4 million during the six months ended June 30, 2022 to $18.0 million for the six months ended June 30, 2023. Increases for both the three and six month periods ended June 30, 2023 were primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology. Sports medicine / other increased $0.2 million, or 23%, during the three months ended June 30, 2023, and increased $0.4 million, or 22%, during the six months ended June 30, 2023. Increases were primarily driven by sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 20%, from $7.9 million for the three months ended June 30, 2022 to $9.5 million for the three months ended June 30, 2023. Cost of revenue increased $4.8 million, or 37%, from $12.8 million for the six months ended June 30, 2022 to $17.6 million for the six months ended June 30, 2023. The increases are due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions. Gross margin was 76% for the three months ended June 30, 2023 and June 30, 2022. The gross margin was 75% and 77% for the six months ended June 30, 2023 and June 30, 2022, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 6%, to $13.2 million for the three months ended June 30, 2023 from $12.4 million for the three months ended June 30, 2022. Sales and marketing expense increased $3.2 million, or 14%, to $25.4 million for the six months ended June 30, 2023 from $22.2 million for the six months ended June 30, 2022. The changes in the three and six month periods ended June 30, 2023 were due primarily to increased sales commission expenses.

General and Administrative Expenses

General and administrative expenses increased $5.1 million, or 35%, from $14.5 million for the three months ended June 30, 2022 to $19.7 million for the three months ended June 30, 2023, and increased $9.6 million, or 35%, from $27.7 million for the six months June 30, 2022 to $37.3 million for the six months ended June 30, 2023. The increases for the three and six month periods ended June 30, 2023 were due primarily to the addition of personnel and resources to support the continued expansion of our business. Stock compensation increased in tandem with the increase in personnel, and also as a result of common stock issued to a former MedTech owner that is subject to service-based vesting conditions.

Depreciation and amortization expenses increased $0.8 million, or 24%, from $3.2 million for the three months ended June 30, 2022 to $4.0 million for the three months ended June 30, 2023. Depreciation and amortization expenses increased $1.6 million, or 26%, from $6.3 million for the six months ended June 30, 2022 to $7.9 million for the six months ended June 30, 2023. The increases in depreciation for the three and six month periods ended June 30, 2023 were primarily due to higher set deployments and increased amortization associated with acquisitions.

Research and Development Expenses

Research and development expenses increased $1.0 million, or 60%, from $1.7 million for the three months ended June 30, 2022 to $2.8 million for the three months ended June 30, 2023. Research and development expenses increased $1.3 million, or 34%, from $3.8 million for the six months ended June 30, 2022 to $5.1 million for the six months ended June 30, 2023. The increase for the three and six month periods ended June 30, 2023 were primarily due to incremental product development and the addition of personnel to support the future growth of the business.

Total Other (Income) Expenses

Other income was $2.3 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, a change of $0.7 million or 23%. Other income was $3.5 million and other expense was $60 thousand for the six months ended June 30, 2023 and 2022, respectively, resulting in a change of $3.6 million. The change in other (income) expense for the three and six months ended June 30, 2023 was primarily due to the fair value adjustment of contingent consideration, which was driven by the valuation inputs that were lower in comparison to the same period last year as well as a decrease in net interest expense.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $10.8 million and $12.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $186.5 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2023, we had cash and cash equivalents, restricted cash and short-term investments of $94.8 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,834)	$(12,367)
Net cash provided by investing activities	14,087	13,775
Net cash (used in) provided by financing activities	(2,071)	27,741
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(335)	400
Net increase in cash, cash equivalents and restricted cash	$847	$29,549

Cash Used in Operating Activities

Net cash used in operating activities was $10.8 million and $12.4 million for the six months ended June 30, 2023 and 2022, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $11.3 million for the six months ended June 30, 2023 compared to a use of $10.9 million for the six months ended June 30, 2022.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $14.1 million compared to $13.8 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 consisted primarily of the sale of short-term marketable securities, when netted against the purchase of similar securities, offset by purchases of property, plant and equipment of $10.6 million, the majority of which is instrument sets.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $2.1 compared to net cash provided by financing activities of $27.7 for the six months ended June 30, 2022. The use of cash in 2023 primarily related to the cash settlement of the current year ApiFix installment payment. The source of cash in 2022 was driven primarily by the proceeds of debt incurred in connection with the acquisition of Pega Medical Inc.

Indebtedness

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron, which provides the Company with a $50.0 million revolving credit facility. As of June 30, 2023, there was no outstanding indebtedness under the Loan Agreement.

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

None.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

August 1, 2023	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2023	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)