Form 10-Q
period 2023-09-30
ORTHOPEDIATRICS CORP
filed 2023-11-07
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 23,353,384 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

•our ability to maintain and expand our network of third-party independent sales agencies and distributors to market and distribute our products; and

•our ability to protect our intellectual property rights or if we are accused of infringing on the intellectual property rights of others.

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,640	$8,991
Restricted cash	1,592	1,471
Short-term investments	71,780	109,299
Accounts receivable - trade, net of allowances of $1,412 and $1,056, respectively	37,647	24,800
Inventories, net	100,533	78,192
Prepaid expenses and other current assets	3,980	3,966
Total current assets	226,172	226,719
Property and equipment, net	40,236	34,286
Other assets:
Amortizable intangible assets, net	69,513	64,980
Goodwill	80,894	86,821
Other intangible assets	15,008	14,921
Other non-current assets	621	—
Total other assets	166,036	166,722

Total assets	$432,444	$427,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$22,587	$11,150
Accrued compensation and benefits	8,671	6,744
Current portion of long-term debt with affiliate	150	144
Current portion of acquisition installment payable	9,937	7,815
Other current liabilities	6,582	5,018
Total current liabilities	47,927	30,871
Long-term liabilities:
Long-term debt with affiliate, net of current portion	650	763
Acquisition installment payable, net of current portion	3,489	8,019
Contingent consideration	—	2,980
Deferred income taxes	5,492	5,954
Other long-term liabilities	557	492
Total long-term liabilities	10,188	18,208

Total liabilities	58,115	49,079

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 23,350,976 shares and 22,877,962 shares issued as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	577,540	560,810
Accumulated deficit	(191,051)	(176,768)
Accumulated other comprehensive loss	(12,166)	(5,400)
Total stockholders' equity	374,329	378,648
Total liabilities and stockholders' equity	$432,444	$427,727

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$39,972	$34,950	$111,119	$91,295
Cost of revenue	9,019	9,061	26,580	21,859
Gross profit	30,953	25,889	84,539	69,436
Operating expenses:
Sales and marketing	13,582	11,919	38,963	34,108
General and administrative	18,507	15,116	55,827	42,829
Trademark impairment	985	3,609	985	3,609
Research and development	2,387	2,206	7,449	5,980
Total operating expenses	35,461	32,850	103,224	86,526
Operating loss	(4,508)	(6,961)	(18,685)	(17,090)
Other (income) expenses:
Interest expense	21	708	105	2,485
Fair value adjustment of contingent consideration	—	(23,010)	(2,974)	(25,450)
Other (income) loss	(787)	945	(1,407)	1,668
Total other income	(766)	(21,357)	(4,276)	(21,297)
(Loss) income before income taxes	$(3,742)	$14,396	$(14,409)	$4,207
Provision for income taxes (benefit)	849	(4,143)	(126)	(4,899)
Net (loss) income	$(4,591)	$18,539	$(14,283)	$9,106
Weighted average shares outstanding
Basic	22,762,823	21,150,219	22,646,087	20,703,883
Diluted	22,762,823	21,295,323	22,646,087	20,958,503
Net (loss) income per share
Basic	$(0.20)	$0.88	$(0.63)	$0.44
Diluted	$(0.20)	$0.87	$(0.63)	$0.43

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(4,591)	$18,539	$(14,283)	$9,106
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,947)	(4,164)	(6,767)	(15,661)
Unrealized gain (loss) on short-term investments	251	(452)	861	(1,130)
Adjustment for realized (gain) loss on securities	(559)	1,205	(860)	1,205
Other comprehensive loss, net of tax	(4,255)	(3,411)	(6,766)	(15,586)
Comprehensive (loss) income	$(8,846)	$15,128	$(21,049)	$(6,480)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(6,806)	—	(6,806)
Other comprehensive loss	—	—	—	—	(646)	(646)
Restricted stock	264,156	—	1,959	—	—	1,959
Balance at March 31, 2023	23,142,118	$6	$562,769	$(183,574)	$(6,046)	$373,155
Net loss	—	—	—	(2,886)	—	(2,886)
Other comprehensive loss	—	—	—	—	(1,865)	(1,865)
Consideration for MedTech acquisition	43,751	—	2,274	—	—	2,274
Stock portion of ApiFix anniversary installment	140,003	—	6,178	—	—	6,178
Restricted stock	14,591	—	3,456	—	—	3,456
Balance at June 30, 2023	23,340,463	$6	$574,677	$(186,460)	$(7,911)	$380,312
Net loss	—	—	—	(4,591)	—	(4,591)
Other comprehensive loss	—	—	—	—	(4,255)	(4,255)
Stock option exercise	670	—	21	—	—	21
Restricted stock	(1,290)	—	2,364	—	—	2,364
Consideration for Rhino	11,133	—	478	—	—	478
Balance at September 30, 2023	23,350,976	$6	$577,540	$(191,051)	$(12,166)	$374,329

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(14,283)	$9,106
Adjustments to reconcile net loss to net cash used in operating activities:
Trademark impairment	985	3,609
Depreciation and amortization	12,198	9,579
Stock-based compensation	7,779	4,978
Fair value adjustment of contingent consideration	(2,974)	(25,450)
Accretion of acquisition installment payable	1,092	1,926
Deferred income taxes	(899)	(4,804)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(12,878)	(5,567)
Inventories	(22,198)	(14,812)
Prepaid expenses and other current assets	(196)	696
Accounts payable - trade	11,492	(389)
Accrued expenses and other liabilities	3,288	1,800
Other	(2,909)	903
Net cash used in operating activities	(19,503)	(18,425)

INVESTING ACTIVITIES
Acquisition of MD Ortho, net of cash acquired	—	(8,360)
Acquisition of Pega Medical, net of cash acquired	—	(31,730)
Acquisition of Rhino	(546)	—
Acquisition of MedTech	(3,097)	—
Sale of short-term marketable securities	89,040	45,529
Purchase of short-term marketable securities	(48,600)	(85,029)
Purchases of property and equipment	(13,042)	(10,554)
Net cash provided by (used in) investing activities	23,755	(90,144)

FINANCING ACTIVITIES
Proceeds from issuance of debt with affiliate	—	31,000
Installment payment for ApiFix	(2,000)	(3,234)
Payments on debt with affiliate	—	(31,000)
Proceeds from issuance of common stock, net of issuance costs	—	139,282
Proceeds from exercise of stock options	21	63
Payments on mortgage notes	(107)	(102)
Net cash (used in) provided by financing activities	(2,086)	136,009

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(396)	426

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,770	27,866

Cash, cash equivalents and restricted cash, beginning of year	$10,462	$9,006
Cash, cash equivalents and restricted cash, end of period	$12,232	$36,872

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$32	$512
Transfer of instruments between property and equipment and inventory	$431	$(193)
Issuance of common shares to acquire MD Ortho	$—	$9,707
Issuance of common shares for ApiFix installment	$6,178	$10,410
Issuance of common shares to acquire MedTech	$2,274	$—
Issuance of common shares to acquire Rhino	$478	$—
Right-of-use assets obtained in exchange for lease liabilities	$367	$116
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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $191,051 and $176,768 as of September 30, 2023 and December 31, 2022, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short-term investments, at September 30, 2023 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that could subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents.The Company performs ongoing credit evaluations of customers and maintains a reserve for expected credit losses. The Company believes the risk of credit losses associated with accounts receivable is low given the history of collections and customer base. Additionally, the Company considers the risk for credit losses associated with short-term investments to be low given the types of investments which primarily include Certificates of Deposits and Treasury Bonds.

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

In October 2023, the FASB issued ASU No. 2023-06 "Disclosure Improvements - Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative". This amendment modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. Amendments in this Update should be applied prospectively. The Company continues to analyze this ASU. The update is specific to disclosures and, therefore, is not expected to have a material impact to the condensed consolidated financial statements.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Rhino Pediatric Orthopedic Designs, Inc.

On July 1, 2023, the Company completed an acquisition of assets, including inventory and certain intangible assets, of Rhino Pediatric Orthopedic Designs, Inc. ("Rhino"). Rhino's product portfolio included several pediatric orthopedic products in the bracing and soft goods space, including the Cruiser TM, Kicker TM, and Rhino Stomper TM. The Company paid $1,024 in total consideration for the assets which was comprised of $546 of cash, including $46 of transactions costs, and 11,133 shares of the Company’s common stock, par value $0.00025 per share, representing approximately $478 (based on closing price of $42.91 on July 1, 2023).

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

The Company acquired Pega Medical for approximately $32,042 in cash. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Final purchase consideration is subject to certain working capital adjustments yet to be finalized. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders is not considered part of the purchase consideration and is subject to a repurchase right. The Company will recognize expense over the three-year service period at which point the right to repurchase will expire. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share. As of September 30, 2023, 23,266 of these shares were still subject to the repurchase feature. Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Pega Medical and the final allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$32,042
Assets
Cash	312
Accounts receivable - trade	2,100
Inventories	4,875
Prepaid expenses and other current assets	509
Property and equipment	600
Amortizable intangible assets	12,286
Other intangible assets	3,878
Total assets	24,560
Liabilities
Accounts payable-trade	1,682
Other current liabilities	1,393
Deferred tax liability	4,035
Total liabilities	7,110
Less: total net assets	17,450
Goodwill	$14,592

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
	$16,164

The fair value estimates and purchase price allocation included above are considered final. For the three and nine month periods ended September 30, 2023, the Company recorded measurement period adjustments. The adjustments were primarily the result of updated valuations of the intangible assets and updated estimates of certain liabilities and assets. The adjustment to the intangible assets also resulted in an adjustment to the deferred tax liability. Additionally, the increase in the value of intangible assets resulted in additional amortization expense of approximately $133 for the nine months ended September 30, 2023. Goodwill declined as a net result of these adjustments.

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
	$11,530

The following table represents the pro forma net revenue and net (loss) income assuming the acquisitions of MD Ortho and Pega Medical occurred on January 1, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$39,972	$34,950	$111,119	$98,779
Net (loss) income	$(4,591)	$18,539	$(14,283)	$10,013

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Total
Goodwill at January 1, 2023	$86,821
Pega Medical measurement period adjustment	(1,936)
Foreign currency translation impact	(3,991)
Goodwill at September 30, 2023	$80,894

Intangible Assets

As of September 30, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.5 years	$44,044	$(9,830)	$34,214
Intellectual Property & Capitalized Software	9.4 years	16,027	(2,154)	13,873
Customer Relationships & Other	12.6 years	18,632	(2,884)	15,748
License Agreements	3.9 years	10,483	(4,805)	5,678
Total amortizable assets		$89,186	$(19,673)	$69,513

As of December 31, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	12.2 years	$46,005	$(7,953)	$38,052
Intellectual Property & Capitalized Software	9.8 years	5,859	(1,382)	4,477
Customer Relationships & Other	13.4 years	17,262	(1,805)	15,457
License Agreements	4.5 years	10,697	(3,703)	6,994
Total amortizable assets		$79,823	$(14,843)	$64,980

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $15,008 and $14,921 as of September 30, 2023 and December 31, 2022, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the nine months ended September 30, 2023 was the result of the measurement period adjustments associated with Pega Medical, the trademarks recorded as a result of the MedTech and Rhino acquisitions, foreign currency translation adjustments and the impairment of the ApiFix trademark.

During 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the

Company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded a $3,609 partial impairment charge during the three and nine months ended September 30, 2022 to reduce the carrying amount of the intangible asset to its estimated fair value. During the three and nine months ended September 30, 2023, we determined that a triggering event had occurred, indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and a partial impairment loss of $985 was recorded in the period ended September 30, 2023.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,527	$—	$25,527
Exchange Trade Mutual Funds	$35,991	$—	$—	$35,991
Treasury Bonds	$10,261	$—	$—	$10,261
Other	$1	$—	$—	$1
Financial Liabilities
Contingent Consideration	$—	$—	$6	$6

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,148	$—	$25,148
Exchange Trade Mutual Funds	$18,939	$—	$—	$18,939
Treasury Bonds	$65,040	$—	$—	$65,040
Other	$172	$—	$—	$172
Financial Liabilities
Contingent Consideration	$—	$—	$2,980	$2,980

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $0 and $23,010 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $2,974 and $25,450 for the nine months ended September 30, 2023 and September 30, 2022, respectively, which are recorded in other (income) expenses on the condensed consolidated statements of operations.

The following table summarizes the change in fair value of Level 3 instruments in 2023:

Total
Balance at January 1, 2023	$2,980
Change in fair value of contingent consideration	(2,974)
Balance at September 30, 2023	$6

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	15.5%	16.6%
Volatility factor	38.1%	48.0%
Expected years	0.6 years	1.4 years

(1) The present value discount rate includes estimated risk premium.

The estimated fair value reflects assumptions made by management as of September 30, 2023; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Mortgage payable to affiliate	$800	$907
Less: current maturities	150	144
Long-term debt with affiliate, net of current maturities	$650	$763

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (“Squadron”), as amended from time to time (as amended, the “Loan Agreement”), which provides the Company with a $50,000 revolving credit facility. As of September 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Loan Agreement.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc. ("Tawani"), an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. At September 30, 2023, the mortgage balance was $800 of which current principal of $150 was included in the current portion of long-term debt. As of December 31, 2022, the mortgage balance was $907 of which current principal due of $144 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron and the mortgage note payable to Tawani was $10 and $12 for the three months ended September 30, 2023 and 2022, respectively, and $32 and $512 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2023, the income tax benefit was $126 compared to $4,899 for the nine months ended September 30, 2022. Our effective income tax rate was 0.9% and (116.4)% for the nine months ended September 30, 2023 and 2022, respectively.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2023 and December 31, 2022, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix and Pega Medical. The Company has recorded a tax expense and tax benefit during the period ended September 30, 2023 for losses generated in Canada and Israel, respectively.

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

Our stock option activity and related information are summarized as follows:

		Weighted-Average	Remaining Contractual Terms
	Options	Exercise Price	(in Years)
Outstanding at January 1, 2023	3,556	$30.97	0.7
Exercised	(670)	30.97
Forfeited or expired	(2,886)	—
Outstanding at September 30, 2023	—	$—	—

Options generally included a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2022, all options were fully vested.

There was no stock-based compensation expense on stock options for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 all options were either exercised or cancelled.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2023	403,324	1.4	10,080	2.5
Granted	283,585		4,005
Forfeited	(6,128)		(234)
Vested	(115,760)		—
Outstanding at September 30, 2023	565,021	1.8	13,851	1.9

At September 30, 2023, there was $15,857 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $2,368 and $1,682 for the three months ended September 30, 2023 and 2022, respectively, and $7,779 and $4,978 for the nine months ended September 30, 2023 and 2022, respectively. The increase in the stock compensation for the three and nine months ended September 30, 2023 is primarily due to increase in plan participants as we continue to hire employees to support the continued expansion of our business. Additionally, stock was issued as a component of both the Pega Medical and MedTech acquisitions. A portion of these shares have a service-based restriction, resulting in an increase in stock compensation over the life of the required years of service.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(4,591)	$18,539	$(14,283)	$9,106
Less: Earnings allocated to participating securities	—	353	—	174
Net income available to common shareholders	$(4,591)	$18,186	$(14,283)	$8,932

Denominator for basic and diluted net (loss) income per share:
Weighted average shares outstanding for basic	22,762,823	21,150,219	22,646,087	20,703,883
Weighted average shares outstanding for diluted	22,762,823	21,295,323	22,646,087	20,958,503

(Loss) earnings per share:
Basic	$(0.20)	$0.88	$(0.63)	$0.44
Diluted	$(0.20)	$0.87	$(0.63)	$0.43

Our basic and diluted net loss per share is computed using the two-class method.  For purposes of our equity disclosures and calculation of weighted average shares for basic earnings per share calculations, the two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock that includes non-forfeitable rights to dividends are considered participating securities. For the periods presented with a net loss the weighted average shares outstanding remains consistent between basic and diluted as the effect would have been anti-dilutive. The Company had 578,872 and zero contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of September 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

The contingently issuable shares in the paragraph above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding our commitment to issue future equity under each of the Pega Medical and MedTech acquisitions. Additionally, as a component of the acquisition of ApiFix, the Company is obligated to make anniversary installment payments on the second, third and fourth anniversary of the acquisition date. Also on the fourth anniversary, the Company is potentially subject to a system sales payment. These payments included a minimum cash component with the remaining settled in common stock. See Note 3 under Item 8 in the Company's Annual Report on Form 10-K for additional information regarding this business combination.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No customers accounted for more than 10% of total product sales for the three and nine months ended September 30, 2023 or 2022. No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2023 and December 31, 2022.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2023	2022	2023	2022
U.S.	$29,360	$26,539	$82,748	$69,687
International	10,612	8,411	28,371	21,608
Total	$39,972	$34,950	$111,119	$91,295

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2023	2022	2023	2022
Trauma and deformity	$28,806	$23,892	$79,715	$62,976
Scoliosis	10,304	9,979	28,270	25,383
Sports medicine/other	862	1,079	3,134	2,936
Total	$39,972	$34,950	$111,119	$91,295

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to the debt and credit agreements and mortgage with Squadron and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $234 and $218 for the three months ended September 30, 2023 and 2022, respectively, and $628 and $768 for the nine months ended September 30, 2023 and 2022, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2023, the Company has recorded a lease liability of $434 and corresponding right-of-use-asset of $497 on its condensed consolidated balance sheet.

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

Although we believe the Company has strong defenses to the IMED lawsuit and we intend to vigorously defend the claims asserted against us, arbitration and litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

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

In September 2023, the Company and Wishbone Medical, Inc. reached a settlement of all claims against one another, resulting in a payment to the Company that was not material. However, OrthoPediatrics’ breach of contract claim against Mr. Deeter and Mr. Deeter’s breach of contract counterclaim remain.

Although we believe the Company has strong defenses to Mr. Deeter’s counterclaims and we intend to vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of this proceeding could have an adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of September 30, 2023, the remaining purchase commitment under the agreement was $1,345 for the year ended December 31, 2023 and $2,340 for the year ended December 31, 2024.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the nine months ended September 30, 2023, the Company recorded an expense of $1,053 based on current estimates. The Company recorded $442 of expense for the nine months ended September 30, 2022.

Royalties

As of September 30, 2023, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2023, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We currently market 52 surgical systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of 38 independent sales agencies employing more than 200 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 690,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and a partial impairment loss of $3.6 million was recorded during the year ended December 31, 2022. During 2023, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and a partial impairment loss of $1.0 million was recorded in the three and nine months ended September 30, 2023. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase (Decrease)%		2023	2022	Increase (Decrease)%
Net revenue	$39,972	$34,950	$5,022	14%	$111,119	$91,295	$19,824	22%
Cost of revenue	9,019	9,061	(42)	—%	26,580	21,859	4,721	22%
Sales and marketing expenses	13,582	11,919	1,663	14%	38,963	34,108	4,855	14%
General and administrative expenses	18,507	15,116	3,391	22%	55,827	42,829	12,998	30%
Trademark impairment	985	3,609	(2,624)	(73)%	985	3,609	(2,624)	(73)%
Research and development expenses	2,387	2,206	181	8%	7,449	5,980	1,469	25%
Other income	(766)	(21,357)	20,591	(96)%	(4,276)	(21,297)	17,021	(80)%
Provision for income taxes (benefit)	849	(4,143)	4,992	120%	(126)	(4,899)	4,773	97%
Net (loss) income	$(4,591)	$18,539	$23,130	(125)%	$(14,283)	$9,106	$23,389	(257)%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2023	2022	2023	2022
U.S.	$29,360	$26,539	$82,748	$69,687
International	10,612	8,411	28,371	21,608
Total	$39,972	$34,950	$111,119	$91,295

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2023	2022	2023	2022
Trauma and deformity	$28,806	$23,892	$79,715	$62,976
Scoliosis	10,304	9,979	28,270	25,383
Sports medicine/other	862	1,079	3,134	2,936
Total	$39,972	$34,950	$111,119	$91,295

Net revenue increased $5.0 million, or 14%, from $35.0 million for the three months ended September 30, 2022 to $40.0 million for the three months ended September 30, 2023. Net revenue increased $19.8 million, or 22%, from $91.3 million for the nine months ended September 30, 2022 to $111.1 million for the nine months ended September 30, 2023. The increases during the three and nine months ended September 30, 2023 were primarily driven by strong performance across trauma and deformity, partially due to acquisitions.

Trauma and deformity sales increased $4.9 million, or 21%, from $23.9 million during the three months ended September 30, 2022, to $28.8 million for the three months ended September 30, 2023. Sales increased $16.7 million, or 27%, from $63.0 million during the nine months ended September 30, 2022 to $79.7 million for the nine months ended September 30, 2023. Increases for both the three and nine month periods ended September 30, 2023 were primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems.

Also, as previously mentioned, revenue from the prior year acquisitions is included in trauma and deformity. Scoliosis sales increased $0.3 million, or 3%, during the three months ended September 30, 2023. Sales increased $2.9 million, or 11%, from $25.4 million during the nine months ended September 30, 2022 to $28.3 million for the nine months ended September 30, 2023. Increases for both the three and nine month periods ended September 30, 2023 were primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology. Sports medicine / other decreased $0.2 million, or 20%, during the three months ended September 30, 2023, and increased $0.2 million, or 7%, during the nine months ended September 30, 2023. Changes in sports medicine / other were primarily driven by sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue remained substantially flat from $9.1 million for the three months ended September 30, 2022 to $9.0 million for the three months ended September 30, 2023. Cost of revenue increased $4.7 million, or 22%, from $21.9 million for the nine months ended September 30, 2022 to $26.6 million for the nine months ended September 30, 2023. The increases are due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions and mix related to additional international sales. Gross margin was 77% and 74% for the three months ended September 30, 2023 and September 30, 2022, respectively. The gross margin was 76% for both the nine months ended September 30, 2023 and September 30, 2022,

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 14%, to $13.6 million for the three months ended September 30, 2023 from $11.9 million for the three months ended September 30, 2022. Sales and marketing expense increased $4.9 million, or 14%, to $39.0 million for the nine months ended September 30, 2023 from $34.1 million for the nine months ended September 30, 2022. The changes in the three and nine month periods ended September 30, 2023 were due primarily to increased sales commission expenses.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 22%, from $15.1 million for the three months ended September 30, 2022 to $18.5 million for the three months ended September 30, 2023, and increased $13.0 million, or 30%, from $42.8 million for the nine months September 30, 2022 to $55.8 million for the nine months ended September 30, 2023. The increases for the three and nine month periods ended September 30, 2023 were due primarily to the addition of personnel and resources to support the continued expansion of our business. Stock compensation increased in tandem with the increase in personnel, and also as a result of common stock issued to a former MedTech owner that is subject to service-based vesting conditions.

Depreciation and amortization expenses increased $1.7 million, or 52%, from $3.3 million for the three months ended September 30, 2022 to $5.0 million for the three months ended September 30, 2023. Depreciation and amortization expenses increased $3.3 million, or 35%, from $9.6 million for the nine months ended September 30, 2022 to $12.9 million for the nine months ended September 30, 2023. The increases in depreciation for the three and nine month periods ended September 30, 2023 were primarily due to higher set deployments and increased amortization associated with acquisitions.

Trademark Impairment

The Company recorded an impairment charge of $1.0 million and $3.6 million associated with the ApiFix trademark for the three and nine months ended September 30, 2023 and 2022, respectively. See Note 4 - Goodwill and Intangible Assets for further details.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 8%, from $2.2 million for the three months ended September 30, 2022 to $2.4 million for the three months ended September 30, 2023. Research and development expenses increased $1.5 million, or 25%, from $6.0 million for the nine months ended September 30, 2022 to $7.4 million for the nine months ended September 30, 2023. The increase for the three and nine month periods ended September 30, 2023 were primarily due to incremental product development and the addition of personnel to support the future growth of the business.

Total Other (Income) Expenses

Other income was $0.8 million and $21.4 million for the three months ended September 30, 2023 and 2022, respectively, a change of $20.6 million or 96%. Other income was $4.3 million $21.3 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in a change of $17.0 million. The change in other income for the three and nine months ended September 30, 2023 was primarily due to the fair value adjustment of contingent consideration, which was driven by the valuation inputs that were lower in comparison to the same period in the previous year as well as a decrease in net interest expense.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $19.5 million and $18.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $191.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2023, we had cash and cash equivalents, restricted cash and short-term investments of $84.0 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(19,503)	$(18,425)
Net cash provided by (used in) investing activities	23,755	(90,144)
Net cash (used in) provided by financing activities	(2,086)	136,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(396)	426
Net increase in cash, cash equivalents and restricted cash	$1,770	$27,866

Cash Used in Operating Activities

Net cash used in operating activities was $19.5 million and $18.4 million for the nine months ended September 30, 2023 and 2022, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $23.4 million for the nine months ended September 30, 2023 compared to a use of $17.4 million for the nine months ended September 30, 2022. The increase in cash used in operating activities was primarily driven by additional inventory purchased to support sales growth as well as accounts receivable from the increased sales which was offset by cash provided by accounts payable associated with the acquired inventory.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $23.8 million compared to cash used of $90.1 million for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of the sale of short-term marketable securities, when netted against the purchase of similar securities, offset by purchases of property, plant and equipment of $13.0 million, the majority of which is instrument sets. The change in cash related to investing activities is primarily driven by business combinations and the purchase of short term marketable securities which decreased from the prior year.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $2.1 compared to net cash provided by financing activities of $136.0 for the nine months ended September 30, 2022. The use of cash in 2023 primarily related to the cash settlement of the current year ApiFix installment payment. The source of cash in the prior year was mainly attributable to the Company's follow-on offering.

Indebtedness

The Company is party to a Fourth Amended and Restated Loan and Security Agreement with Squadron, which provides the Company with a $50.0 million revolving credit facility. As of September 30, 2023, there was no outstanding indebtedness under the Loan Agreement.

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

b. Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The Company implemented an upgraded enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of certain financial and related business processes. This implementation was substantially completed in the current period; however, the Company continues to expand the use of this system which is intended to support the Company's business needs as the Company continues to grow. The ERP implementation will likely affect certain processes that constitute the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On July 1, 2023, the Company issued 11,133 shares of its common stock $0.00025 par value per share, in connection with the purchase of certain assets of Rhino Pediatrics Orthopedic Designs, Inc. The purchase price also included $0.5 million in cash. The shares were valued at $42.91 per share on the date of issuance. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

b. Use of Proceeds.

None.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

November 7, 2023	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)