Form 10-K
period 2023-12-31
ORTHOPEDIATRICS CORP
filed 2024-03-08
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $445.1 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant and by each person who owns 10 percent or more of outstanding common stock on June 30, 2023 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2024, the registrant had 23,549,496 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CME	Continuing medical education
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
Credit Agreement	Credit, Security and Guaranty Agreement with MidCap Financial Trust, as amended from time to time, which provides the Company with a $50 million line of credit and a $30 million term loan
Devise Ortho	Devise Ortho, Inc. which sold certain assets and intellectual property to the Company on October 20, 2021
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Foundation for Advancing Pediatric Orthopedics
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
MDD	Medical Devices Directive
MD Ortho or MDO	MD Orthopaedics, which was acquired by the Company on April 1, 2022
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MPFL	Medial petellofemoral ligament
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
PMA	Premarket Approval Application with the FDA
Pega Medical or Pega	Pega Medical Inc., which was acquired by the Company on July 1, 2022
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
RSV	Respiratory Syncytial Virus, a respiratory virus commonly impacting children

SEC	United States Securities and Exchange Commission
Squadron	Squadron Capital LLC, which is the Company’s largest investor
Loan Agreement	Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (terminated effective as of December 29, 2023), which provided the Company with a $50.0 million revolving credit facility
Structure Medical	Structure Medical, LLC
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennesee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC

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
•Integration risks from significant future acquisitions.

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO® Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our clubfoot orthopedic products are manufactured in house.

The Company began selling its products in the United States in 2008 and internationally in 2011. In 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020, and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany to better serve our customers.

The Company routinely explores opportunities to acquire or invest in complementary products, technologies or businesses. For example, in 2020, we acquired ApiFix, Ltd., the developer of a minimally invasive deformity correction system for patients with adolescent idiopathic scoliosis ("ApiFix System"). In 2022, we acquired MD Ortho, a manufacturer of orthopedic clubfoot products, and Pega Medical, a medical device company which sells a portfolio of trauma and deformity correction devices for children, including the Fassier-Duval Telescopic Intramedullary System designed to treat osteogenesis imperfecta.

In 2023, we acquired MedTech Concepts LLC and their digital healthcare hardware and software designed to improve operating room efficiencies, as well as assets from Rhino Pediatric Orthopedic Designs, Inc. which offers specialty braces.

In addition to acquisitions, we also look for partnerships which can provide us with complementary enabling technologies. For example, in 2021 we extended our license agreement for our exclusive distribution rights of the FIREFLY® Technology. Also in 2021, we entered into a license agreement resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. In 2023, we entered into a license agreement with Ora Medical resulting in exclusive distribution rights of the Levity gait assist device. These partnerships allow for exclusive distribution in children's hospitals across the United States and serve as supporting avenues for us to focus on high-volume children's hospitals.

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

On December 29, 2023, the Company replaced a $50 million line of credit agreement with Squadron Capital, LLC which was scheduled to expire on January 1, 2024 with a new $80 million credit agreement with MidCap Financial which includes a $50 million line of credit and a $30 million term loan.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

As of December 31, 2023, the Company had consolidated total assets of $438.7 million, consolidated total liabilities of $61.7 million and stockholders’ equity of $377.0 million. As of December 31, 2023, the Company and its subsidiaries had 247 full-time equivalent employees.

Environmental, Social and Governance ("ESG")

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 710,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

We encourage you to review our ESG page and summary report which can be found under the "About" section of our corporate website for more detailed information regarding our ESG efforts and current initiatives. On our website, among other information, are the following highlights:

•OrthoPediatrics cares about our environmental impact while working in a highly regulated industry and we are certified according to ISO 13485. Our team in Warsaw, Indiana recently implemented an enhanced recycling program and our team in the United Kingdom created a carbon reduction plan.

•The Company and its associates regularly participate in philanthropic causes important to our local communities. We also partner with charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project - with whom we continue to work with to provide access to medical care for children in developing countries.

•We are committed to fostering an environment that is respectful, compassionate, and inclusive of everyone in our community, which is communicated in our diversity and inclusion policy. For seven years we have been recognized by the Indiana Chamber of Commerce - Best Companies to Work in Indiana.
•The Company and its Board of Directors understand the value of diversity. In 2022 and again in 2023, the Company added diverse Directors to our Board and will continue its Board diversity initiative in the future.

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

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialty braces to meet specific needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market 53 surgical and bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine procedures. Our products have proprietary features designed to:

•    protect a child’s growth plates;

•    fit a wide range of pediatric anatomy;

•    enable earlier surgical intervention;

•    enable precise and reproducible surgical techniques;

•    ease implant removal;

•    provide correction with specialized bracing.

We believe our innovative products promote improved surgical accuracy or improved bracing solutions, increase consistency of patient outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering to address additional categories of the pediatric orthopedic market, such as active growing implants for early onset scoliosis, limb length discrepancies and other orthopedic trauma and deformity applications.

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2023, our U.S. sales organization consisted of multiple direct sales representatives as well as nearly 40 independent sales agencies employing approximately 200 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 66% and 68% of our global revenue in 2023 and 2022, respectively. Outside of the United States, our sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 70 countries outside of the United States.

We collaborate with pediatric orthopedic surgeons in developing new surgical and bracing systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2023, we conducted numerous training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $148.7 million for the year ended December 31, 2023. The compound annual growth rate for the Company from 2011 through 2023 is 25.0%. This growth was partially obtained through strategic acquisitions. For the years ended December 31, 2023, 2022 and 2021, our revenue was $148.7 million, $122.3 million and $98.0 million, respectively. As of December 31, 2023, our accumulated deficit was $197.7 million.

We believe we have a history of efficient capital utilization, and we intend to scale our business model by continuing to implement the successful strategy that has sustained our growth. This strategy includes increasing investment in consigned implant and instrument sets in the United States and select international markets, expanding our innovative product lines of specialized surgical and bracing products by leveraging our efficient product development process, strengthening our global sales and distribution infrastructure, broadening our commitment to clinical education and research, and deepening our culture of continuous improvement. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market in a capital-efficient manner and further strengthen our position as the category leader in pediatric orthopedics. The primary challenges to maintaining our growth in a market that has not historically relied on age-specific implants and instruments have been insufficient implant/instrument sets and overcoming older surgeons’ familiarity with repurposing adult implants for use in children as well as expanding our specialty bracing offerings. Our efforts in surgeon training, collaboration and marketing address the inertia of using repurposed adult products, particularly with younger surgeons.

Industry Overview

Children Have Unique Skeletal Characteristics

Their skeletal anatomy and physiology differs significantly from adults, which affects the way in which children with orthopedic conditions are managed surgically and through bracing. These differences include:

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

We believe the challenges resulting from the unique characteristics of children’s skeletal anatomy and physiology, as well as the complex disorders affecting them, are best addressed by the use of implants, instruments and specialized bracing specifically designed for the treatment of children.

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. These conditions are often times treated first with specialized bracing and then by surgical intervention, if required. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants, instruments and specialty bracing. In 2023, there were more than 1,520 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States. The chart below provides the estimated sizes of the categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2024 based on management estimates and typical industry growth rates.

Trauma and Deformity	Scoliosis			Sports Medicine	Smart Implants
Surgical Implants	Fusion	Non-Fusion	Specialty Bracing
$610 million	$340 million	$80 million	$775 million	$250 million	$165 million

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

Trauma and Deformity Correction

Trauma and deformity correction surgical procedures involve placing metal plates and screws on the outside of the bone or long nails inside the canal of the bone, known as flexible and rigid intramedullary nails, to stabilize fractures and allow them to heal. Trauma and deformity procedures also include osteotomies, or surgical cutting of the bone, the use of metal implants or external fixation to correct angular bone deformities or limb length discrepancies. Trauma and deformity also includes specialized bracing products which are non-surgical in nature.

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

We estimate that these 300 U.S. pediatric centers represent a target market of $1.2 billion. The table below provides the estimated sizes of the categories of this target market, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) which was then updated in 2024 with management estimates based on typical industry growth rates.

	Trauma and Deformity	Scoliosis
	Surgical Implants	Fusion	Non-Fusion	Specialty Bracing	Sports Medicine
U.S. High-Volume Children's Hospitals Target Market	$375 million	$210 million	$70 million	$500 million	$80 million

In the future, we expect to expand our market opportunity by addressing additional categories of the pediatric orthopedic market, such as craniomaxilloacial, upper extremity, pediatric orthopedic oncology, pelvis, and other sports-related injuries along with numerous specialty bracing categories.

Our Exclusive Focus on Pediatric Orthopedic Surgery and Bracing

We believe we are the only company that has committed the resources necessary to create a global sales and product development infrastructure focused on the pediatric orthopedic implant and bracing market. Our goal is to build an enduring company committed to addressing this market’s unmet needs.

Only Commercial Infrastructure Dedicated to Pediatric Orthopedic Surgeons

•    Dedicated Sales Support to Pediatric Orthopedic Surgeons. Our sales and marketing personnel provide dedicated sales support to pediatric orthopedic surgeons, both in and out of the operating room, to guide them through the optimal selection and use of implants, instruments and specialized bracing to achieve desired clinical outcomes.

•    Participation of Pediatric Orthopedic Surgeons in New Product Development. With the assistance of our Medical Director, a highly respected former pediatric orthopedic surgeon, we engage with pediatric orthopedic surgeons to understand their clinical needs and develop new implants, instruments, surgical techniques and specialized braces that will allow them to better serve their patients. We also respond to surgeons’ requests for customized implants and instruments to improve their workflows and enhance their clinical outcomes.

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2023, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

Our Competitive Strengths

We believe our focus and experience in pediatric orthopedic surgery and bracing, combined with the following principal competitive strengths, will allow us to continue to grow our sales and expand our market opportunity.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants, instruments and specialty braces specifically designed to treat children with orthopedic conditions. In 2023, we estimate that our products were used to help approximately 82,000 children, and over 710,000 since inception, when including those served by our acquired companies. We currently market 53 surgical and specialized bracing systems, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2023, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2023, our U.S. sales organization consisted of multiple direct sales representatives as well as nearly 40 independent sales agencies employing approximately 200 sales representatives. Outside of the United States, we work with a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 70 countries outside of the United States. We estimate that over 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in approximately 300 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

•    Unique Culture: A Different Kind of Orthopedic Company. We have established a results-oriented, people-focused corporate culture dedicated to improving the lives of children with orthopedic conditions. Our senior management team provides engaging leadership and believes that the only hierarchy is that of good ideas, which can come from everywhere in our company. Our Trauma and Deformity and Scoliosis businesses are each led by a President, who chairs a business team composed of representatives from the research and development, quality and regulatory, operations, sales, human resources and finance functions. These teams meet frequently and make decisions regarding new products, inventory builds and promotional activities, thus enhancing our agility and the speed of decision making. We believe this culture allows us to attract and retain talented, high performing professionals. For seven years we have been recognized by the Indiana Chamber of Commerce - Best Companies to Work in Indiana. We believe our focus and commitment to pediatric orthopedics has also enhanced our reputation among pediatric orthopedic surgeons as the only diversified orthopedic company focused on their specialty.

We believe that our exclusive focus on pediatric orthopedic surgeons, our comprehensive product portfolio, our collaborations with surgeons, our scalable business model and our engaging culture are all sources of significant competitive advantage. We believe these sources of competitive advantage provide us with the means to expand and defend our position as category leader and constitute barriers to entry that would require significant time, focus, and investment for a competitor to overcome.

Our Strategy

Our goal is to continue to enhance our leadership in the pediatric orthopedic market and thereby improve the lives of children with orthopedic conditions. To achieve this goal, we have implemented a strategy that has five pillars:

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

•    Provide a broad product portfolio of implant systems, specialty braces, and enabling technologies uniquely designed to treat children by surrounding pediatric orthopedic surgeons with all the products they need. We intend to leverage our market knowledge and our relationships with leading pediatric orthopedic surgeons to continue developing innovative technologies and bringing them to market quickly. When appropriate, we will also partner with complimentary, enabling technology which will allow for greater coverage of orthopedic surgeon needs. We believe broadening our product offering will strengthen our position as the comprehensive solution provider for pediatric orthopedic surgeons, deepen our relationships with existing customers, lead to the conversion of new customers and enhance our reputation.

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

•    Expand addressable market through aggressive investment in research and development and select acquisition opportunities. We have a track record of introducing innovative products that meet the clinical needs of pediatric orthopedic surgeons and their patients. We believe many of these products are becoming the standard of care in pediatric orthopedic surgery, and we intend to increase our investment in research and development of new products. We aspire to launch at least one new surgical system and multiple product line extensions in our trauma and deformity and scoliosis businesses as well as multiple specialty bracing products each year for the foreseeable future. We will also continue to seek partnership and select acquisition opportunities that expand our total available market and serve new unmet needs in pediatric orthopedics.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants, instruments and specialty bracing solutions specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 53 surgical and specialized bracing systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 7,000 implants, external fixation, specialized braces and bone graft substitutes for the femur, tibia, upper and lower extremities. Our global revenue from this category for the year ended December 31, 2023 was $106.8 million, an increase of 26% over the prior year, and represented 72% of total revenue. Global revenue from this category for the years ended December 31, 2022 and 2021 was $85.1 million and $65.8 million or 70% and 67% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, 7D FlashTM Naviation image guidance system and ApiFix® Mid-C System. Our global revenue from this category for the year ended December 31, 2023 was $37.9 million, or 25% of total revenue, which represented an increase of 13% over the prior year. Global revenue from this category for the years ended December 31, 2022 and 2021 was $33.4 million and $28.0 million or 27% and 29% of total revenue, respectively.

In addition to our direct product offering, we invest in complementary enabling technologies that allow us to better serve the children's hospitals in which we sell. Enabling technologies in our scoliosis space include the FIREFLY® Technology, a 3D printed and patient-specific Pedicle Screw Navigation Guide as well as the 7D FLASHTM Navigation image guidance system. We have exclusive distribution rights to both of these complementary technologies, allowing for exclusive distribution in children's hospitals across the United States.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system and Telos. Our global revenue from this category for the year ended December 31, 2023 was $4.0 million, or 3% of total revenue, which represented an increase of 6% over the prior year. Global revenue from this category for the years ended December 31, 2022 and 2021 was $3.8 million and $4.2 million or 3% and 4% of total revenue, respectively.

Our revenue is typically higher in the summer months and holiday periods, driven by higher sales of our trauma and deformity and scoliosis products, which is influenced by the higher incidence of pediatric surgeries during these periods due to recovery time provided by breaks in the school year.

Product Pipeline

Generally speaking, we have three product development objectives across the organization: (i) develop innovative new systems that enable surgeons to advance the field of pediatric orthopedics and allow us to focus on categories of the pediatric orthopedic market we are not currently addressing; (ii) build-out our current portfolio of products with line extensions that allow these systems to be used in more types of surgeries or non-surgical applications; and (iii) make improvements to our current implants, instruments, and specialty braces that improve quality and reduce their cost. We have a large number of new product ideas under development within the areas of spinal implants, active growing smart implants, trauma implant systems, limb deformity implant systems, and non-surgical devices. We aspire to launch at least one new system and/or line extension/product improvement every quarter across the Company.

We have a deep pipeline of new systems that are currently under development, including the following projects.

Pediatric Nailing Platform | Tibia

We anticipate a full-scale launch in the first half of 2024 for our recently introduced innovative Pediatric Nailing Platform | Tibia, that will use a similar instrument platform to the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This new to the market system will treat deformities and traumatic injuries of the tibia.

Active Growing Implants

We are developing a new generation of smart implants, which we refer to as our Active Growing Implants. Our Active Growing Implants will utilize a power source of significantly greater strength and control than current magnetic technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We made significant development progress on this in 2023. This new technology will be available for early onset scoliosis and potentially limb deformity.

RESPONSETM Rib and Pelvic System

Our RESPONSETM Rib and Pelvic System is designed to aid surgeons in the treatment of early onset scoliosis, a debilitating form of scoliosis that affects very young children. We expect to beta launch the system in early 2024 with a full-scale launch in late 2024.

Growth Guidance for Scoliosis - VerteGlide

We are developing VerteGlide, a next-generation growth guidance technology for treating certain forms of early onset scoliosis. This procedure uses rods and pedicle screws attached to specific points in the spine and configured similar to a “track and trolley” system which allows the spine to grow naturally while correcting a spinal curve. We expect a beta launch of this system in 2024 and a full-scale launch in 2025.

Development of Operative Planning Software

We have a number of initiatives underway involving the development of both pre-operative planning and intraoperative use software to assist surgeons in the treatment of spinal, trauma and deformity correction conditions as well as the utilization of the Company’s product solutions for these conditions. These projects encompass both educational and software as a medical device type offerings leveraging MedTech Concepts LLC's Playbook product offering.

External Fixation Systems

We plan to continue development to support the strengthening of our external fixation product portfolio. In 2023, we launched our enhanced software and surgical planning software. Further development will focus on hardware and software upgrades as well as a completely new system for emergency fracture management.

Research and Product Development

We seek to leverage our considerable experience in pediatric orthopedics to develop innovative implants, instruments and specialty bracing that serve the unmet needs of pediatric orthopedic surgeons and their patients. Some of our product designs leverage our exclusive rights to the Hamann-Todd Collection of the Cleveland Natural History Museum, the world’s largest pediatric osteological collection.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2023, our U.S. sales organization consisted of multiple direct sales representatives as well as nearly 40 independent sales agencies employing approximately 200 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 66% of our global revenue in 2023 and 68% in 2022.

Outside of the United States, our sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 70 countries outside of the United States, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany. In 2023, we hired operating and sales representatives in Germany to better serve our customers.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2023, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. Annually, we sponsor the largest industry meetings including the Annual International Children's Spine Symposium, Annual Pediatric Orthopedic Surgical Techniques Course, Akron Pediatric Orthopedic Residents Review Course and the annual PediOrthoWest resident review program. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

Cumulatively, we are one of the largest financial contributors to pediatric orthopedic surgical societies that conduct pediatric clinical education and research: the Pediatric Orthopaedic Society of North America, the International Pediatric Orthopaedic Symposium, the European Pediatric Orthopaedic Society and the American Academy for Cerebral Palsy and Developmental Medicine. Additionally, we are a sponsor of the two major spine deformity organizations, the Scoliosis Research Society and the International Meeting on Advanced Spine Techniques. We are also the founding and leading sponsor of the Pediatric Research in Sports Medicine Society and have significantly increased our sponsorship of the Baltimore Limb Deformity Course. In addition to these organizations, we support eight pediatric orthopedic fellowships. Our support of these organizations and fellowships demonstrates our commitment to the clinical training and research they sponsor. We believe this support enhances our reputation as the category leader in pediatric orthopedics.

Additionally, during 2021, 2022 and 2023, we funded The Foundation for Advancing Pediatric Orthopaedics ("Foundation") as a 501(c)3 public charity. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commercial education programs and clinical research.

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

We maintain certain long-term contracts with our key suppliers. The majority of our suppliers do not require guaranteed minimum purchases. In most cases, we have redundant manufacturing capabilities for each of our products. To date, we have not experienced significant difficulty obtaining the materials necessary to meet demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2023, we owned 67 issued U.S. patents and 198 issued foreign patents and we had 38 pending U.S. patent applications and 92 foreign patent applications. As of December 31, 2023, 14 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2024 and 2040, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2023, we owned 33 U.S. trademark registrations and 10 pending U.S. trademark applications, as well as 81 registrations in other jurisdictions worldwide.

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

Human Capital and Community Support

We believe that maintaining a sufficient number of skilled employees in all departments of our Company is a key focus of our human capital. We employ a number of strategies to best enable us to attract, retain, and engage our employees. As of December 31, 2023, we employed 247 full-time employees, 37 of whom were engaged in research and development and 74 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

We also partner with organizations around the world that provide pediatric orthopedic care for the disadvantaged. Specifically, we have partnered with the World Pediatric Project, to whom we provide surgical products and treatment for children in developing countries, some of whom are flown to the United States for surgery. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project and we continued our support of this cause in subsequent years.

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

Regulations in the United Kingdom

Effective January 31, 2020, the United Kingdom of Great Britain and Northern Ireland, or the UK, withdrew from the European Union, or EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2025. These regulations may impact our ability to sell our products in the UK. During the transition period, devices with CE Markings may continue to be sold within the UK. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

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

The requirements include that personal data may only be collected for specified, explicit and legitimate purposes based on legal grounds set out in the local laws, and may only be processed in a manner consistent with those purposes. Personal data must also be adequate, relevant, not excessive in relation to the purposes for which it is collected, be secure, not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection and must not be kept for longer than necessary for the purposes of collection. To the extent that we process, control or otherwise use sensitive data relating to living individuals (for example, patients’ health or medical information), more stringent rules apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, explicit consent to the processing (including any transfer) is usually required from the data subject (being the person to whom the personal data relates).
We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law.

Local laws are amended from time to time, and guidance is issued frequently by regulators. Any changes in law and new guidance may impact, and require changes to, our current operations. Additionally, on January 25, 2012, the European Commission published its draft EU General Data Protection Regulation ("GDPR"). On March 12, 2014, the European Parliament formally passed a revised proposal of the Regulation, and the Council of the European Union published its general approach on June 15, 2015. Trilogue discussion between the European Commission, European Parliament and Council of the European Union have concluded and the GDPR came into force May 25, 2018. The Regulation implements significant changes to the EU data protection regime. Unlike the E-Privacy and Data Protection Directives, the Regulation has direct effect in each EU Member State, without the need for further enactment. The Regulation strengthened individuals’ rights and imposed stricter requirements on companies processing personal data and increases financial penalties for non-compliance.

Going forward we are subject to newly enacted SEC requirements to report any material breach of our IT systems and to disclose our processes for assessing, identifying, and managing material risks from cybersecurity threats.

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

The Centers for Medicare and Medicaid Services ("CMS") is responsible for administering the Medicare program and sets coverage and reimbursement policies for the Medicare program in the United States. The CMS, in partnership with state governments, also administers the Medicaid program and CHIP. CMS policies may alter coverage and payment related to our product portfolio in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both federal and state governments and may vary from state to state and from year to year and will likely play an even larger role in healthcare funding pursuant to the Affordable Care Act.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates could directly impact the demand for our products.

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

In 2023 and 2022, the United States also experienced a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2023 and 2022 and may continue to do so into the future.

Widespread health emergencies, such as COVID-19 and RSV, or other pandemics, epidemics or infectious disease outbreaks, may adversely impact the global macroeconomic environment, resulting in periods of regional, national or global economic slowdown or regional, national or global recessions. The extent to which COVID-19, RSV, or other pandemics, epidemics and infectious disease outbreaks impact our business, results of operations and financial condition is highly uncertain and difficult to predict. Moreover, the continuing effects of COVID-19 and RSV and the potential for other pandemics, epidemics or infectious disease outbreaks, may heighten many of the other risks identified within this Annual Report on Form 10-K. Depending on the continued severity and ultimate duration of any widespread health emergency, the negative effects on our business, results of operations and financial condition could be material.

Unfavorable economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflicts between Ukraine and Russia as well as Israel and Palestine, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others.

Furthermore, a severe or prolonged global economic downturn or recession could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation over a prolonged period may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise or lower, interest rates in response to changing inflation rates, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred operating losses in all fiscal years since inception. We had operating losses of $26.8 million, $25.4 million and $18.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As a result of ongoing losses, as of December 31, 2023, we had an accumulated deficit of $197.7 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The operating losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our Credit Agreement and cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from prior stock offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

•    our ability to achieve revenue growth and gross margins;

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

•    fluctuation and foreign currency exchange rates; or

•    impairment and other special charges.

Our loan and security agreement with MidCap Financial contains covenants that may restrict our business and financing activities.

On December 29, 2023, we entered into an $80 million Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among (i) the Company and other borrowers party to the Credit Agreement (collectively, the “Borrowers”), (ii) MidCap Funding IV Trust, as Agent (“Agent”), (iii) MidCap Financial Trust, as Term Loan Servicer (“Servicer”), and (iv) the financial institutions or other entities from time to time party thereto as Lenders (collectively, “Lenders”). The Credit Agreement restricts our ability to, among other things:

•    dispose of or sell our assets;

•    modify our organizational documents;

•    merge with or acquire other entities or assets;

•    incur additional indebtedness;

•    create liens on our assets;

•    pay dividends; and

•    make certain investments.

The covenants in the Credit Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness — Credit Agreement.”

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

As of December 31, 2023, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $118.9 million, $76.9 million and $26.3 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets, except for those recorded in Canada and Israel, were fully offset by a valuation allowance as of December 31, 2023 and 2022, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances. Under federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited to 80% of taxable income. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant intangible asset impairment charges and may be required to record additional charges to future earnings if our goodwill or remaining intangible assets become impaired.

A significant portion of our assets consists of goodwill, intangible assets and fixed assets. The carrying value of these assets may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions. Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on a straight-line basis. The underlying assumptions regarding the estimated useful lives of these intangible assets are analyzed on at least an annual basis and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable. Any such changes are adjusted through accelerated amortization, if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry, the introduction of newer technology or competing products that may cannibalize future sales, or other materially adverse events that have implications on the profitability of our business. When testing for impairment of finite-lived intangible assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. We review our two reporting units for potential goodwill impairment along with each of our indefinite-lived intangible assets in the fourth quarter of each year as part of our annual impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. During the third quarter of 2023 and 2022, we recorded an impairment charge of $1.0 million and $3.6 million, respectively, related to the ApiFix trademark asset. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.

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

We have limited experience in marketing and selling our products. We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets, we work through sales agencies that are paid a commission. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany as salaried employees to better serve our customers. As of December 31, 2023, our international sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 70 countries outside of the United States.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2023, 2022 or 2021, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenue grew from $122.3 million for the year ended December 31, 2022 to $148.7 million for the year ended December 31, 2023. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We market and sell our products in over 70 countries outside of the United States. For the years ended December 31, 2023, 2022 and 2021, approximately 25%, 24% and 21% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

We became an accelerated filer, which will impose additional costs on us.

As a result of our public float as of June 30, 2023 and revenues for the year ended December 31, 2022, we have become an accelerated filer and are no longer qualified as a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ending March 31, 2024.

As an accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as a non-accelerated filer, such as the necessity of our independent registered public accounting firm providing an attestation on our internal control over financial reporting.

We expect that compliance with the additional requirements of being an accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to devote more time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

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

The Medical Devices Regulation ("MDR") entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to

December 31, 2027. The MDR imposes significant additional reporting requirements on manufacturers of all medical devices. It imposes an obligation on manufacturers to appoint a "qualified person" responsible for regulatory compliance, and provides for more strict clinical evidence requirements. In addition to increased financial burden of complying with the MDR, we do not yet have an MDR certificate that is required to place additional devices on the market in the EU. Failure to obtain the MDR certificate by a certain time could prevent us from placing additional devices on the EU market and/or result in expiration of the existing MDD certificate which could result in our inability to sell any products that are currently on the EU market until the MDR certificate is obtained.

In order to sell our products in the UK (England, Wales and Scotland) our products must comply with the requirements of the UK Medical Device Regulations when they go into effect in 2025. Compliance with these requirements is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in the UK. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. A conformity assessment procedure requires the intervention of an organization accredited by an Approved Body under UK Medical Device Regulations, or Approved Body. Depending on the relevant conformity assessment procedure, the Approved Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Approved Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the UKCA Mark to its medical devices after having prepared and signed a related UK Declaration of Conformity.

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

If we or our distributors or other third-parties do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.

Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we or our distributors may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors or other third-parties are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

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

•    HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•    analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-

party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 27, 2020, the CARES Act was signed into law, which, among other things, includes a program for providers to receive accelerated or advanced Medicare payments.

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

Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We rely on our network of independent sales agencies and distributors to market and distribute our products in both the United States and international markets.

In the United States, our products are primarily sold by multiple direct sales representatives as well as a network of nearly 40 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 70 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 10.8% and 10.7%, respectively, of our global revenue in 2023. Sales through two of our independent sales agencies in the United States accounted for 11.4% and 10.7%, respectively, of our global revenue in 2022. Sales through two of our independent sales agencies in the United States accounted for 12.9% and 10.9%, respectively, of our global revenue in 2021. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We rely on a small number of third-party contract manufacturers in the United States to assemble our products. If any of these contract manufacturers fails to adequately perform, our revenue and profitability could be adversely affected. Inadequate performance could include, among other things, the production of products that do not meet our quality standards, which could cause us to seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any termination of our relationships with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise suffer impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. This could disrupt our ability to fulfill orders during a transition and impact our ability to utilize our current supply chain. In addition, we currently use Structure Medical, LLC and Vilex, LLC, Squadron-affiliated entities, as suppliers for some of the components of our products.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2023, we owned 67 issued U.S. patents and 198 issued foreign patents and we had 38 pending U.S. patent applications and 92 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2024 and 2040.

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

In addition to patent protection, we rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

We believe our common stock has been the subject of short selling efforts by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement. Short selling may negatively affect the value of our stock to the detriment of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, we had a total of 23,378,408 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 7,304,605 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2023, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 32.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to the Company’s board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the growth and development of our business. In addition, the Credit Agreement contains, and the terms of any future credit agreements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

To combat the ever-present cyber risks, the Company maintains a comprehensive cybersecurity program, which includes ongoing employee training, annual risk assessments and a comprehensive cybersecurity environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. We operate in the medical device sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems and partner with a third-party hosted provider. Our cybersecurity program is aligned with industry standards, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards.

Our VP of Information Technology has expertise in the following areas which assist in assessing and managing applicable cybersecurity risk: 36 years of IT experience including endpoint detection, security, incident management and response, vulnerability management and response, event management and response, and network security segmentation. The VP of Information Technology provides regular reports on ongoing risk and mitigation practices to our COO and CFO, who then reports to the Board. Our incident response policy, which is updated from time to time, provides that management reports to the Board in the event of any detected material incident and regularly updates them on the mitigation and remediation steps being taken in connection with the Company’s response.

The Board considers cybersecurity risks in business strategy by getting updates on cybersecurity risk assessment. It assesses the experience of management personnel responsible for preventing, mitigating, detecting, and remediating any cyber incidents, including the VP of Information Technology as well as third-party providers. The Company has not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, including its business strategy, results of operations or financial condition.

In 2023, we upgraded our enterprise resource planning system to enhance operating efficiencies and provide more effective management of our business operations. The upgrade was substantially completed in the third quarter of 2023. The upgrade included training of personnel, migration of data, and maintaining effective internal controls.

ITEM 2. PROPERTIES

We own and occupy approximately 42,000 square feet of office space in Warsaw, Indiana, following expansions of our existing warehouse facilities in 2018 and again in 2021. As a part of its acquisition of MD Ortho, in April 2022, the Company acquired over 20,000 square feet of manufacturing and office space in Iowa, which it currently operates and occupies. We also maintain approximately 9,000 square feet of warehouse and office space in Canada associated with the Pega acquisition in July 2022. In addition, the Company maintains an office in Israel, warehouses in Germany and Australia and several flex office spaces in Europe, which allow us access to office space when needed. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. A discussion of certain of those legal proceedings is contained in Note 15 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the consolidated financial statements included in Item 8. Financial Statements of Part II of this Annual Report on Form 10-K, which discussion is incorporated herein by reference.

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

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We have no present intention to pay dividends in the foreseeable future, but rather intend to retain all of our consolidated earnings to finance future growth. Any future determination to pay dividends will be made at the discretion of our Board of Directors. See the “CAPITAL” section of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 8 of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for a discussion regarding dividend restrictions.

HOLDERS OF RECORD

At the close of business on March 1, 2024, the number of shares outstanding was 23,549,496. There were 377 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no equity securities purchased by the issuer or any affiliated purchaser for the three months ended December 31, 2023.

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

This section discusses our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022 compared to December 31, 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

We currently market 53 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as nearly 40 independent sales agencies employing approximately 200 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States from our bracing products is sold directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 70 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets we work through sales agencies that are paid commissions. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany as salaried employees to better serve our customers. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2023, 2022 and 2021, international sales accounted for approximately 25%, 24% and 21% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure and expanding our product offering.

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 710,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

•We are committed to fostering an environment that is respectful, compassionate, and inclusive of everyone in our community which is communicated in our diversity and inclusion policy. For seven years we have been recognized by the Indiana Chamber of Commerce - Best Companies to Work in Indiana.

•The Company and its Board of Directors understand the value of diversity. In 2022 and again in 2023, the Company added diverse Directors to our Board and will continue its Board diversity initiative in the future.

We believe effectively managing our priorities, as well as increasing our transparency related to ESG programs, will help create long-term value for our stakeholders. We expect to increase our disclosures and communicate our ESG efforts in future SEC filings.

Nothing on our website shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2023 and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and impairment losses of $1.0 million and $3.6 million were recorded in 2023 and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

In 2023 and 2022, there was a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April; however, in 2022 the United States experienced a significant increase during the summer and fall months and in 2023 the United States experienced a significant increase in January and February as well as October through December months. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2023 and 2022 and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future, but we will continue to monitor this dynamic as we get closer to the traditional peak of RSV season.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of commissions to our domestic and international independent sales agencies, as well as compensation, commissions, benefits and other related personnel costs to our global sales management team. Commissions and bonuses are generally based on a percentage of sales. Our international independent stocking distributors purchase implant and instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales-related costs for these international sales. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and pipeline products and continued investment in our global sales organization to reach new customers.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for all personnel, as well as facility costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $7.9 million, $6.2 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business as well as increased set deployment. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Legal Settlement Expenses

The Company is involved in various legal proceedings from time-to-time. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. No accrual or adjustments were made during the years ended December 31, 2023 or 2022.

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

Other Income (Expense)

Our other income (expense) primarily consists of fair value adjustments of contingent consideration, accreted interest expense related to the acquisition installment payables, borrowing costs and expenses related to debt.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

(in thousands, except percentages)	2023	2022	Increase (Decrease)	% Increase (Decrease)
Net revenue	$148,732	$122,289	$26,443	22%
Cost of revenue	37,479	31,629	5,850	18%
Sales and marketing expenses	51,402	45,053	6,349	14%
General and administrative expenses	75,421	59,383	16,038	27%
Trademark impairment	985	3,609	(2,624)	(73)%
Research and development expenses	10,196	8,014	2,182	27%
Other income	(5,439)	(21,710)	16,271	(75)%
Provision for income taxes (benefit)	(338)	(4,947)	4,609	(93)%
Net (loss) income	$(20,974)	$1,258	$(22,232)	(1,767)%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2023 and 2022:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2023	% of revenue	2022	% of revenue
U.S.	$111,010	75%	$92,419	76%
International	37,722	25%	29,870	24%
Total	$148,732	100%	$122,289	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2023	% of revenue	2022	% of revenue
Trauma and deformity	$106,781	72%	$85,055	70%
Scoliosis	37,933	25%	33,428	27%
Sports medicine/other	4,018	3%	3,806	3%
Total	$148,732	100%	$122,289	100%

Net revenue increased $26.4 million, or 22%, from $122.3 million for the year ended December 31, 2022 to $148.7 million for the year ended December 31, 2023. The increase was primarily driven by increased market share across our product offerings as well as $5.3 million of growth as a result of the MDO and Pega acquisitions. Revenue from current year acquisitions is included in our trauma and deformity business.

Trauma and deformity revenue, which includes the impact from acquired businesses, increased $21.7 million, or 26%, primarily driven by increased sales in our Pega, PNP Femur, Cannulated Screws, Orthex systems and $5.3 million of sales generated from acquired businesses. Scoliosis revenue increased $4.5 million, or 13%, primarily driven by increased sales of our 4.5/5.0 and 5.5/6.0 RESPONSE systems and ApiFix as well as the sale and pull through of 7D. Sports medicine / other increased $0.2 million, or 6%. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $37.5 million and $31.6 million for the years ended December 31, 2023 and 2022, respectively. Gross margin was 75% for the year ended December 31, 2023 and 74% for the year ended December 31, 2022. The increase in cost of revenue was primarily driven by volume of units sold which included approximately $1.7 million from the result of acquisitions. The gross margin includes a minimum performance obligation fee on the Firefly licensing agreement. See Note 15 - Commitments and Contingencies in Item 8 for additional details of our purchase commitments and performance obligations.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.3 million, or 14%, from $45.1 million for the year ended December 31, 2022 to $51.4 million for the year ended December 31, 2023. The increase was due primarily to increased sales commission expenses and an overall increase in volume of units sold. Sales and marketing expenses also increased by approximately $0.7 million as a result of the acquisitions. Sales and marketing expenses for the year ended December 31, 2023 were approximately 35% of revenue compared to 37% for 2022. The lower rate was driven by MD Ortho e-Commerce sales, which is sold without sales commissions, and lower commissions on other newly acquired products.

General and Administrative Expenses

General and administrative expenses increased $16.0 million, or 27%, from $59.4 million for the year ended December 31, 2022 to $75.4 million for the year ended December 31, 2023. The increase was due primarily to the addition of personnel and resources to support the continued expansion of our business and stock compensation expense of $3.8 million. Depreciation and amortization expenses increased $4.3 million, or 33%, from $13.1 million for the year ended December 31, 2022 to $17.4 million for the year ended December 31, 2023. The increase was primarily due to a full year of amortization on intangible assets acquired through the MD Ortho and Pega acquisitions as well as the addition of MedTech Concepts and Rhino acquisitions.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 27%, from $8.0 million for the year ended December 31, 2022 to $10.2 million for the year ended December 31, 2023. The increase was primarily due to incremental product development including the addition of personnel and the support of future growth of our business as well as the research and development associated from the newly acquired businesses.

Trademark Impairment

The Company recorded a partial impairment charge of $1.0 million and $3.6 million associated with the ApiFix trademark during the years ended December 31, 2023 and 2022, respectively. See Note 4 - Goodwill and Intangible Assets for further details.

Total Other Income

Total other income decreased $16.3 million from $21.7 million for the year ended December 31, 2022 to $5.4 million for the year ended December 31, 2023. The change is driven primarily by the decrease in fair value of the contingent consideration related to the ApiFix acquisition in 2022. For the year ended December 31, 2023, the change in fair value resulted in income of $3.0 million, compared to income of $25.9 million for the year ended December 31, 2022. Interest expense for the year ended December 31, 2023 was less than $0.1 million compared to $0.7 million for the year ended December 31, 2022.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $27.0 million, $21.8 million and $13.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $197.7 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $33.0 million and short-term investments of $49.3 million for a total of $82.3 million.

We believe our existing cash and cash equivalents, amounts available under our new Credit Agreement, cash receipts from sales of our products and net proceeds from our August 2022 public securities offering will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Nonetheless, from time to time, we may seek additional financing sources to meet our working capital requirements, make continued research and development investments and make capital expenditures needed for us to maintain and grow our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(27,046)	$(21,766)
Net cash provided by (used in) investing activities	41,677	(113,371)
Net cash provided by financing activities	7,301	135,974
Effect of exchange rate changes on cash	633	619
Net increase in cash and restricted cash	$22,565	$1,456

Cash Used in Operating Activities

Net cash used in operating activities was $27.0 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively. The primary use of this cash was for working capital. Net cash used for working capital was $32.2 million and $17.8 million for the years ended December 31, 2023 and 2022, respectively. During 2023, the primary uses of cash included an increase in inventory of $26.3 million as we deployed additional inventory and an increase in accounts receivable of $9.7 million. These uses of cash were partially offset by cash inflows from other accrued expenses of $6.9 million, related primarily to accrued compensation, and an increase in accounts payable of $1.5 million. During 2022, we increased inventory by $16.9 million as we deployed additional inventory and accounts receivable increased by $3.9 million. We had a net loss of $21.0 million for the year ended December 31, 2023, compared to net income of $1.3 million for the year ended December 2022.

Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities was $41.7 million and $(113.4) million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by investing activities in 2023 was primarily related to the sales of short-term marketable securities of $112.9 million which was offset by the purchase of short-term investments of $48.6 million and the cash portion paid in the acquisitions of MedTech of $3.1 million and Rhino of $0.5 million. We also invested $16.9 million in property, plant and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Net cash used in 2022 was primarily related to the cash portions paid in the acquisitions of MDO and Pega in the aggregate amount of $40.1 million and purchases of short term investments of $110.1 million, both of which were offset by sales of short term securities of $46.9 million. We also invested $10.0 million in property, plant and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Cash Provided By Financing Activities

Net cash provided by financing activities was $7.3 million and $136.0 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by financing activities in 2023 consisted of the proceeds of $9.4 million, net of issuance costs, from our new loan agreement with MidCap Financial Trust. This was offset by the cash paid for the acquisition installment to ApiFix. Net cash provided by financing activities for 2022 consisted primarily of the proceeds from the issuance of common stock and pre-funded warrants of $139.3 million, net of issuance costs. This was offset by the cash paid for the acquisition installment to ApiFix. The Company also utilized $31.0 million of its revolving credit facility with Squadron to fund the Pega acquisition. This was subsequently paid off in 2022.

Indebtedness

Credit Agreement

On December 29, 2023, the Company entered into an $80 million Credit, Security and Guaranty Agreement by and among (i) the Company and other borrowers party to the Credit Agreement, (ii) MidCap Funding IV Trust, (iii) MidCap Financial Trust, and (iv) the financial institutions or other entities from time to time party thereto as Lenders. Under the terms of the Credit Agreement, the Lenders have provided to Borrowers a term loan in an aggregate principal amount that will not exceed $30 million available in three tranches of $10 million (the "Term Loan") each subject to certain draw conditions and a revolving loan in an aggregate principal amount that will not exceed $50 million (the "Revolving Loan"). Borrowings are available subject to certain levels of working capital for the Revolving Loan. The second tranche of the Term Loan is eligible to be drawn between July 1, 2024 through June 30, 2025. The third tranche of the Term Loan is eligible to be drawn between January 1, 2025 through June 30, 2025. The Company must meet certain cash usage requirements at the time of each draw to be eligible to access these term loans. Interest on the Term Loan will accrue at the greater of (a) One Month Term SOFR plus 6.50% or (b) 9.0% and interest on the Revolving Loan will accrue at the greater of (a) One Month Term SOFR plus 4.0% or (b) 6.50% and will be payable monthly by the Company. The Term Loans may be prepaid in full through December 29, 2024 with payment of a 3.00% prepayment premium, after which they may be prepaid in full through December 29, 2025 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through December 29, 2026 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 3.00% of the amount of the Term Loans advanced by the Lenders will be due upon prepayment or repayment of the Terms Loan in full. The first tranche of $10 million was issued under the Term Loan upon execution. Payments of principal and all accrued but unpaid interest will be due and payable upon the earlier of December 1, 2028, or (i) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company, (ii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iii) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the Credit Agreement), or (iv) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of the Company. The loans under the Credit Agreement are secured by a security interest in the Company’s and other Borrower’s assets. The Credit Agreement provides for customary events of default. If an event of default is not cured within the time periods specified (if any), the Lenders and Agent have the right to accelerate the Company’s payment of principal and interest in addition to other rights and remedies.

The Term Loan includes certain customary non-financial covenants, and also includes certain financial covenants related to the Company achieving minimum revenue targets over a trailing twelve-month period. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2023.

The debt facilities available under the Credit Agreement replace the Fourth Amended and Restated Loan and Security Agreement with Squadron (as amended, the “Squadron Loan Agreement”), which provided the Company with a $50 million revolving credit facility. There was no indebtedness outstanding under the Squadron Loan Agreement and it was terminated in connection with the Credit Agreement.

Contractual Obligations and Commitments

The Company's cash requirements within the next twelve months include accounts payable, accrued compensation and benefits, current maturities of long-term debt, current portion of acquisition installment payable and other current liabilities. The acquisition installment payable is related to the acquisition of ApiFix and MedTech - See Note 3. Business Combinations and Asset Acquisitions in Item 8 for further detail of the acquisition and the acquisition installment payables.

Our long-term cash requirements under various contractual obligations and commitments include:
•Debt obligations and interest payments - See Note 8. Debt and Credit Arrangements in Item 8 for further detail regarding our debt and the timing of expected future principal and interest payments.

•Acquisition installment payables, net of current portion and contingent consideration - See Note 3. Business Combinations and Asset Acquisitions in Item 8 for further detail regarding our obligations and timing of expected future payments.

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

During 2023 and 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded impairment charges of $1.0 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value. Following the impairment, the newly calculated fair value becomes the new accounting basis and carrying value of the trademark.

As of October 1, 2023, the date of our last impairment review, the fair value of three of our trademarks exceeded their respective carrying values by less than 15%, excluding ApiFix described above. As of December 31, 2023, the carrying value of these three trademarks was $10.4 million.

Net Operating Losses

As of December 31, 2023, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $118.9 million, $76.9 million and $26.3 million, respectively, which begin to expire in 2028 unless utilized. The deferred tax assets, except for those recorded in Canada and Israel, were fully offset by a valuation allowance as of December 31, 2023 and 2022 and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2023 and 2022 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2023, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2023, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2023, 2022 and 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of OrthoPediatrics Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Emphasis of Matter

The Company has significant transactions and relationships with related parties that are described in Note 13 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Intangible Assets – Trademarks – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As described in Notes 2 and 4 of the consolidated financial statements, the Company records trademarks within their consolidated balance of Other Intangible Assets. We identified the specific trademarks related to Pega Medical, MD Ortho, Orthex and ApiFix, which are components of the Other Intangible Assets consolidated balance, as our critical audit matter. Impairment testing of the trademarks is performed on an annual basis, and more frequently if events and circumstances indicated that the asset might be impaired. The fair values of the trademarks are based on a relief from royalty method, and an impairment of $985,000 was recorded related to the ApiFix trademark during 2023. This approach requires significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

The principal considerations for our determination that performing procedures related to the annual trademark impairment assessments of Pega Medical, MD Ortho, Orthex and ApiFix is a critical audit matter are (i) the significant judgments required to be exercised by management when developing the fair value estimates of its trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and royalty rates for the trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The determination and extent of audit procedures related to these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assessment of the fair value of these specific trademarks.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of the fair value of the Pega Medical, MD Ortho, Orthex and ApiFix trademarks included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the fair value of its trademarks, including those over the selection of the discount rates, royalty rates and management’s development of future revenues.

•We evaluated the reasonableness of management’s forecast of future revenue by comparing the forecast for each trademark to:
◦Historical revenues.
◦Projected revenues.
◦Publicly available industry information.
◦Evidence obtained in other areas of the audit.

•With the assistance of fair value specialists, we evaluated the reasonableness of the Company’s estimate of fair value for each trademark by:
◦Assessing the appropriateness of the Company’s valuation methodology.
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Comparing the Company’s selected discount rate to an independently estimated range of discount rates using a process consistent with generally accepted valuation practices.
◦Evaluating the reasonableness of the terminal growth rate through comparison to industry reports.
◦Assessing the reasonableness of the selected royalty rate used in the fair value analysis by comparing against an independently-sourced set of comparable licensing agreements.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 8, 2024

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$31,055	$8,991
Restricted cash	1,972	1,471
Short term investments	49,251	109,299
Accounts receivable - trade, net of allowances of $1,373 and $1,056, respectively	34,617	24,800
Inventories, net	105,851	78,192
Prepaid expenses and other current assets	3,750	3,966
Total current assets	226,496	226,719
Property and equipment, net	41,048	34,286
Other assets:
Amortizable intangible assets, net	69,275	64,980
Goodwill	83,699	86,821
Other intangible assets	15,287	14,921
Other non-current assets	2,940	—
Total other assets	171,201	166,722
Total assets	$438,745	$427,727
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$12,649	$11,150
Accrued compensation and benefits	11,325	6,744
Current portion of long-term debt with affiliate	152	144
Current portion of acquisition installment payable	10,149	7,815
Other current liabilities	7,391	5,018
Total current liabilities	41,666	30,871
Long-term liabilities:
Long-term debt, net of current portion	9,297	—
Long-term debt with affiliate, net of current portion	611	763
Acquisition installment payable, net of current portion	3,551	8,019
Contingent consideration	—	2,980
Deferred income taxes	5,483	5,954
Other long-term liabilities	1,112	492
Total long-term liabilities	20,054	18,208
Total liabilities	61,720	49,079
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 23,378,408 shares and 22,877,962 shares issued and outstanding as of December 31, 2023 and December 31, 2022	6	6
Additional paid-in capital	580,287	560,810
Accumulated deficit	(197,742)	(176,768)
Accumulated other comprehensive loss	(5,526)	(5,400)
Total stockholders' equity	377,025	378,648
Total liabilities and stockholders' equity	$438,745	$427,727

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2023	2022	2021

Net revenue	$148,732	$122,289	$98,049
Cost of revenue	37,479	31,629	24,646
Gross profit	111,253	90,660	73,403
Operating expenses:
Sales and marketing	51,402	45,053	39,673
General and administrative	75,421	59,383	46,061
Legal settlement expenses	—	—	150
Trademark impairment	985	3,609	—
Research and development	10,196	8,014	5,543
Total operating expenses	138,004	116,059	91,427
Operating loss	(26,751)	(25,399)	(18,024)
Other (income) expenses:
Interest (income) expense, net	(198)	2,424	2,247
Fair value adjustment of contingent consideration	(2,980)	(25,930)	(1,800)
Other (income) expense, net	(2,261)	1,796	(1,083)
Total other income	(5,439)	(21,710)	(636)
Loss before income taxes	(21,312)	(3,689)	(17,388)
Provision for income taxes (benefit)	(338)	(4,947)	(1,128)
Net (loss) income	$(20,974)	$1,258	$(16,260)
Weighted average shares outstanding
Basic	22,675,477	20,704,556	19,268,255
Diluted	22,675,477	20,947,727	19,268,255
Net (loss) income per share
Basic	$(0.92)	$0.06	$(0.84)
Diluted	$(0.92)	$0.06	$(0.84)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(20,974)	$1,258	$(16,260)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,631)	(14,570)	1,157
Unrealized gain (loss) on short-term investments	68	(871)	(573)
Adjustment for realized gain on securities	1,437	1,550	—
Other comprehensive (loss) income, net of tax	(126)	(13,891)	584
Comprehensive loss	$(21,100)	$(12,633)	$(15,676)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Value
Balance at January 1, 2021	19,560,291	$5	$388,622	$(161,766)	$7,907	$234,768
Net loss	—	—	—	(16,260)	—	(16,260)
Restricted stock	107,902	—	5,842	—	—	5,842
Stock option exercise	4,422	—	137	—	—	137
Consideration for Devise Ortho acquired assets	4,599	—	298	—	—	298
Other comprehensive income	—	—	—	—	584	584
Balance at December 31, 2021	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net income	—	—	—	1,258	—	1,258
Restricted stock	188,537	—	6,449	—	—	6,449
Stock option exercise	2,010	—	63	—	—	63
Consideration for MD Ortho and Pega acquisitions	208,140	—	9,707	—	—	9,707
Stock portion of ApiFix anniversary installment payment	185,811	—	10,410	—	—	10,410
Issuance of common stock, net of issuance cost	2,616,250	1	139,282	—	—	139,283
Other comprehensive loss	—	—	—	—	(13,891)	(13,891)
Balance at December 31, 2022	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(20,974)	—	(20,974)
Restricted stock	304,889	—	10,526	—	—	10,526
Stock option exercise	670	—	21	—	—	21
Consideration for MedTech and Rhino acquisitions	54,884	—	2,752	—	—	2,752
Stock portion of ApiFix anniversary installment payment	140,003	—	6,178	—	—	6,178
Other comprehensive loss	—	—	—	—	(126)	(126)
Balance at December 31, 2023	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(20,974)	$1,258	$(16,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trademark impairment	985	3,609	—
Depreciation and amortization	17,385	13,099	10,680
Stock-based compensation	10,526	6,679	5,842
Fair value adjustment of contingent consideration	(2,980)	(25,930)	(1,800)
Accretion of acquisition installment payable	1,372	2,307	2,154
Deferred income taxes	(1,163)	(5,032)	(1,128)
Changes in certain current assets and liabilities:
Accounts receivable - trade	(9,724)	(3,983)	(466)
Inventories	(26,279)	(16,938)	(5,050)
Prepaid expenses and other current assets	94	(506)	(637)
Accounts payable - trade	1,491	(209)	(567)
Accrued legal settlements	—	—	(6,342)
Accrued expenses and other liabilities	6,852	3,344	1,095
Other	(4,631)	536	(584)
Net cash used in operating activities	(27,046)	(21,766)	(13,063)
INVESTING ACTIVITIES
Acquisition of MedTech, net of cash acquired	(3,097)	—	—
Acquisition of Rhino assets	(546)	—	—
Acquisition of MDO, net of cash acquired	—	(8,360)	—
Acquisition of Pega, net of cash acquired	—	(31,730)	—
Acquisition of Devise Ortho assets	—	—	(650)
Purchases of licenses	(2,106)	—	(7,908)
Sale of short-term marketable securities	112,904	46,872	9,250
Purchase of short-term marketable securities	(48,600)	(110,122)	—
Purchases of property and equipment	(16,878)	(10,031)	(8,103)
Net cash provided by (used in) investing activities	41,677	(113,371)	(7,411)
FINANCING ACTIVITIES
Payments on debt with affiliate	—	(31,000)	—
Proceeds from issuance of debt with affiliate	—	31,000	—
Proceeds from issuance of debt	9,424	—	—
Proceeds from issuance of common stock, net of issuance costs	—	139,282	—
Proceeds from exercise of stock options	21	63	137
Installment payment for ApiFix	(2,000)	(3,234)	—
Payments on mortgage notes	(144)	(137)	(131)
Net cash provided by financing activities	7,301	135,974	6
Effect of exchange rate changes on cash	633	619	(658)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	22,565	1,456	(21,126)
Cash and restricted cash, beginning of period	10,462	9,006	30,132
Cash and restricted cash, end of period	$33,027	$10,462	$9,006

	2023	2022	2021
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$42	$700	$56
Transfer of instruments between property and equipment and inventory	$57	$(234)	$453
Issuance of common shares for ApiFix acquisition installment	$6,178	$10,410	$—
Issuance of common shares to acquire MedTech	$2,274	$—	$—
Issuance of common shares to acquire Rhino assets	$478	$—	$—
Issuance of common shares to acquire MDO	$—	$9,707	$—
Issuance of common shares to purchase Devise Ortho assets	$—	$—	$298
Right-of-use assets obtained in exchange for lease liabilities	$706	$213	$—
Debt issuance costs not yet paid	$127	$—	$—

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022 and for the three years in the period ended
December 31, 2023
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIROTM Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our clubfoot orthopedic products are manufactured in-house.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and braces to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $197,742 and $176,768 as of December 31, 2023 and 2022, respectively.

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

Beginning in early 2017 and continuing through 2023, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany to better serve our customers. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants, specialized braces and, to a much lesser extent, from the sale of our instruments. Sales of our implants and instruments in the United States are primarily to hospital accounts through independent sales agencies. Sales of our braces are primarily direct to hospital, orthotist or end customers. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. The implants and instruments are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the products are shipped and the title and risk of loss passes to the customer. Generally, we consider our performance obligation related to the sale of our braces to be settled upon shipment, and revenue is therefore recognized at that time.

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
Beginning in early 2017 and continuing through 2023, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment.

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

The Company invests in both certificate of deposits and available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Consolidated Balance Sheets. The Company includes unrealized gains or losses, as a component of other comprehensive income in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company evaluates whether any impairment is a result of a credit loss or other factors. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, significance of a security's loss position, adverse conditions specifically related to the security, and the payment structure of the security. There were no such losses recognized in the accompanying Consolidated Statements of Operations. Additionally, the Company recognizes any previously unrealized gain or loss at the time the Company liquidates any of its investments based on the value at the time of liquidation. In 2023 and 2022, the Company recognized gains of $1,437 and $1,550, respectively, that were previously unrealized. No such gains or losses were recognized for the year ended December 31, 2021.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2023 and 2022 Consolidated Balance Sheets. These funds were to remain restricted until August 31, 2021 at which time, they were to be released to the Company subject to no claims related to the purchase; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter. See Note 15 - Commitments and Contingencies for further detail. The Company also maintains restricted cash of 650 Euro at its Netherlands entity for potential Italian tenders.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected, determined principally on the basis of historical experience, management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off against the established reserve.

The following table summarizes activity in our reserves recorded against accounts receivable:

	December 31,
	2023	2022	2021
Balance at beginning of year	$1,056	$347	$433
Adjustments charged to expense (income)	499	723	(5)
Write-offs & other adjustments	182	174	81
Carrying amount as a result of acquisitions	—	160	—
Balance at end of year	$1,373	$1,056	$347

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

Charges for excess and obsolete inventory are included in cost of revenue and were $995, $1,011 and $1,100 for the years ended December 31, 2023, 2022 and 2021, respectively.

Costs Related to Common Stock Offerings

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, including Band-Lok, the value of internally developed software, customer relationships, and non-competition agreements related to the acquisition of Orthex, and customer relationships and non-competition agreements related to the acquisitions of Telos, ApiFix, MD Ortho, Pega Medical, MedTech Concepts and Rhino. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval, and for licenses upon market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill is tested at the reporting unit level as defined in the Glossary to ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined the reporting units to be our legacy surgical implants unit and the bracing reporting unit established with the acquisition of MD Ortho. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value. No impairment charges were recorded in any of the years presented.

The Company tests goodwill for impairment annually in the fourth quarter by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our two reporting units using either an income or market approach or a combination thereof.

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized the relief-from-royalty method, which is a form of the income approach. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2023 and 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset associated was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded a $985 and $3,609 impairment charge for the years ended December 31, 2023 and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value. No impairment charges were recorded in any of the other periods presented or for any other indefinite lived trademark assets.

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required. If consolidation is not required and the Company does not have voting control of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in substance common stock where the Company exercises significant influence over the investee.

Investments in privately held companies determined to be equity securities are accounted for as non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized as a component of other (income) expenses in the consolidated statements of operations.

Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities unless the fair value option is elected. The Company has investments of $1,855 as of December 31, 2023 which are recorded within other non-current assets on its consolidated balance sheet.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest (income) expense, net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. Both are included as a component of other (income) expenses on the consolidated statement of operations. The amount of expense recorded was $1,372, $2,307 and $2,155 for the years ended December 31, 2023, 2022 and 2021, respectively. Adjustments in the fair value of the contingent consideration payment were recognized as income of $2,980, $25,930 and $1,800 for the years ended December 31, 2023, 2022 and 2021, respectively.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $1,244, $1,027 and $803, for the years ended December 31, 2023, 2022 and 2021, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $5,655, $4,270 and $2,899, for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $2,409, $1,906 and $898 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Options holders, upon vesting, may purchase common stock at the exercise price, which is the estimated fair value of our common stock on the date of grant. Option grants generally vest immediately or over a three-year period. No stock options were granted in any of the periods presented.

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that has been granted under the 2007 Plan has restriction periods that generally last until the earlier of six years from the date of grant, or an initial public offering or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested in April 2018. Generally under the 2017 plan, restricted stock vests at the end of a three-year period. We have elected to recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

We record the fair value of restricted stock at the grant date. Stock-based compensation is recognized ratably over the requisite service period, which is generally the restriction period for restricted stock.

Foundation for Advancing Pediatric Orthopedics

The Company may periodically make contributions to the Foundation for Advancing Pediatric Orthopedics (the "Foundation"). The Foundation was incorporated in 2018 exclusively for pediatric orthopedic research and education and qualifies under IRC 501(c)(3) as an exempt private foundation. The mission of the Foundation is to enhance the knowledge and experience, through education and research, of surgical trainees or practicing surgeons who are involved in helping children with orthopaedic disorders and injuries. The Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $286, $524 and $88 to the Foundation during the years ended December 31, 2023, 2022 and 2021, respectively. These contributions were recorded in general and administrative expenses.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

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

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included within interest (income) expense, net in the consolidated statements of operations.

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets within other non-current assets.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financials assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The Company adopted ASU 2016-16 effective January 1, 2023. The adoption is on a prospective basis and did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08 "Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption will be applied prospectively to business combinations that occur after January 1, 2023, resulting in no material impacts to the consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06 "Disclosure Improvements - Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative." This amendment modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. Amendments in this Update should be applied prospectively. The Company continues to analyze this ASU. The update is specific to disclosures and, therefore, is not expected to have a material impact to the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for public companies for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

NOTE 3 – BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Rhino Pediatric Orthopedic Designs, Inc.

On July 1, 2023, the Company completed an acquisition of assets, including inventory and certain intangible assets, of Rhino Pediatric Orthopedic Designs, Inc. ("Rhino"). Rhino's product portfolio included several pediatric orthopedic products in the bracing and soft goods space, including the CruiserTM, KickerTM, and Rhino StomperTM. The Company paid $1,024 in total consideration for the assets which was comprised of $546 of cash, including $46 of transactions costs, and 11,133 shares of the Company’s common stock, par value $0.00025 per share, representing approximately $478 (based on closing price of $42.91 on July 1, 2023).

Medtech Concepts LLC

On May 1, 2023, the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC, a Delaware limited liability company (“MedTech”). MedTech has developed an early-stage, pre-commercial enabling technology platform designed to increase efficiency in the perioperative environment. The solution combines hardware, software, and data analytics to help streamline operative care and support better decision making in the operating room. In the future, the Company believes this enabling technology platform will provide valuable intraoperative resources for surgeons that will improve decision making, drive operating room efficiency, and ultimately improve healthcare for children. The Company also expects that the acquisition will further support future market share gains for its implant systems, similar to what the Company has experienced with the FIREFLY® Technology and the 7D Surgical FLASHTM Navigation platform. No revenue was recorded from this platform in 2023.

The sellers of MedTech are being paid a purchase price of approximately $15,274 in the following manner: (i) cash in the aggregate amount of $3,000 was paid on May 1, 2023, the transaction closing date (the “Closing Date”); (ii) 43,751 unregistered shares of the Company’s common stock, par value $0.00025 per share, representing approximately $2,274 (based on a closing share price of $51.98 on May 1, 2023), were issued on the Closing Date; and (iii) an aggregate of $2,500 payable 50% in cash and 50% in shares of unregistered common stock, will be paid on each of the first four anniversaries of the Closing Date, all subject to the conditions set forth in the Membership Interest Purchase Agreement (as amended, the "Purchase Agreement") relating to the transaction.

The Company concluded that the business acquired did not comprise an integrated set of activities that meet the definition of a business and therefore did not result in the acquisition of a business. Instead, the Company accounted for the transaction as an asset acquisition for accounting purposes.

Under the Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts have been excluded from measuring the cost of the acquisition. The result is $4,500 of stock compensation which will be recognized on a straight-line basis over the four-year service period. Future cash payments and stock issuances that are not contingent on continuous service are included in the calculation of consideration. The total consideration is $10,043 after discounting the future guaranteed fixed payments to their present value. Additionally, since this was treated as an asset acquisition, the Company included $97 of transaction costs in the total consideration. The table below reconciles the payments and issuances to total consideration transferred after discounting the future payments to present value.

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

The Company acquired Pega Medical for approximately $32,042 in cash. Approximately $1,052 of the cash consideration was deposited into escrow and will be held for a period of up to eighteen (18) months to cover certain indemnification obligations of the selling shareholders of Pega Medical. Additionally, 34,899 shares of unregistered common stock, $0.00025 par value per share, of the Company, representing approximately $1,497 (based on the July 1, 2022 closing share price of $42.90) were issued to the selling shareholders. The common stock issued to the selling shareholders is not considered part of the purchase consideration and is subject to a repurchase right. The Company will recognize expense over the three-year service period at which point the right to repurchase will expire. In the event the repurchase right is triggered, the Company will have the right to repurchase the shares of common stock issued to such selling shareholder at a price of $0.10 per share. As of December 31, 2023, 13,851 of these shares were still subject to the repurchase feature. Pursuant to the terms of the transaction, the Company also issued $499 in restricted stock units to employees of Pega Medical, which are subject to an approximate three-year vesting schedule. The restricted stock units are not considered part of the purchase consideration. The Company incurred approximately $382 of acquisition-related costs that are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2022.

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
	$16,164

The fair value estimates and purchase price allocation included above are considered final. For the year ended December 31, 2023, the Company recorded measurement period adjustments. The adjustments were primarily the result of updated valuations of the intangible assets and updated estimates of certain liabilities and assets. The adjustment to the intangible assets also resulted in an adjustment to the deferred tax liability. Additionally, the increase in the value of intangible assets resulted in additional amortization expense of approximately $133 for the year ended December 31, 2023. Goodwill declined as a net result of these adjustments.

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
	$11,530

The following table represents the pro forma net revenue and net income (loss) assuming the acquisitions of MD Ortho and Pega Medical occurred on January 1, 2021.

	December 31,
	2022	2021
Net revenue	$128,648	$113,899
Net income (loss)	$2,110	$(12,810)

Devise Ortho

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

ApiFix

On April 1, 2020, the Company purchased all the issued and outstanding membership interest of ApiFix for $2,000 in cash, including $344 of cash acquired, 934,783 shares of the Company's common stock, $0.00025 par value per share, representing approximately $35,176 (based on a closing share price of $37.63 on April 1, 2020), approximately $30,000 in anniversary payments, and approximately $41,741 in a contingent system sales payment. ApiFix, a corporation organized under the laws of Israel, has developed a minimally invasive deformity correction system for patients with Adolescent Idiopathic Scoliosis ("ApiFix System").

The Company is obligated to make anniversary payments of: (i) approximately $13,000 on the second anniversary of the closing date, provided that such payment will be paid earlier if 150 clinical procedures using the ApiFix System are completed in the United States before such anniversary date, (ii) $8,000 on the third anniversary of the closing date; and (iii) $9,000 on the fourth anniversary of the closing date, subject to adjustments. The Company anticipates making the fourth anniversary payment of $9,000 on the anniversary date. In addition, to the extent that the product of our revenues from the ApiFix System for the twelve months ended March 31, 2024 multiplied by 2.25 exceeds the anniversary payments actually made for the third and fourth years, we have agreed to pay the selling shareholders a system sales payment in the amount of such excess. The anniversary payments and system sales payment may each be made in cash or cash and common stock, subject to certain limitations; provided that the Company makes the determination with respect to anniversary payments and a representative of the former ApiFix shareholders may make the determination with respect to the system sales payment, if any. Pursuant to the acquisition agreement, both the anniversary installments and the system sales payment require a minimum cash payment of 25 percent of the total amount due. The remaining 75 percent may be paid with common stock.

The fair value of the contingent consideration payment is considered a Level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date using an option pricing model and a Monte Carlo simulation based on forecasted annual revenue, expected volatility and discount rates. The fair value of the payment will continue to be adjusted as additional information becomes available regarding the progress toward achievement of the revenue forecast. The adjustments in the fair value of the contingent consideration payment were recognized as income of $2,980, $25,930 and $1,800 for the years ended December 31, 2023, 2022 and 2021, respectively, within other (income) expenses on the consolidated statements of operations. An additional $970, $2,307 and $2,155 was recognized as interest expense for the years ended December 31, 2023, 2022 and 2021, respectively, on the consolidated statements of operations for the accretion of the acquisition installment payable.

Presented below is a summary of the present value of the anniversary payments and fair value of the system sales payment related to the ApiFix acquisition:

	December 31, 2023	December 31, 2022
Anniversary Payments:
Third Year Payment	$—	$7,815
Fourth Year Payment	8,804	8,019
Total acquisition installment payable	8,804	15,834
Less: current portion of acquisition installment payable	8,804	7,815
Acquisition installment payable, net of current portion	—	8,019
System sales payment	—	2,980
ApiFix future consideration, net of current portion	$—	$10,999

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

The Company elected to perform a qualitative analysis for its reporting units as of October 1, 2023. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting units were less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill at January 1, 2022	$72,349
Pega Medical measurement period adjustment	5,450
Pega acquisition	16,528
Foreign currency translation impact	(7,506)
Goodwill at December 31, 2022	$86,821
Pega Medical measurement period adjustment	(1,936)
Foreign currency translation impact	(1,186)
Goodwill at December 31, 2023	$83,699

Intangible Assets

As of December 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	11.2 years	$45,646	$(11,008)	$—	$34,638
Intellectual Property and Capitalized Software	9.1 years	16,026	(2,524)	—	13,502
Customer Relationships & Other	12.4 years	18,862	(3,270)	—	15,592
License agreements	3.8 years	10,733	(5,190)	—	5,543
Total amortizable assets		$91,267	$(21,992)	$—	$69,275

As of December 31, 2022, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	12.2 years	$46,005	$(7,953)	$—	$38,052
Intellectual Property	9.8 years	5,859	(1,382)	—	4,477
Customer Relationships & Other	13.4 years	17,262	(1,805)	—	15,457
License agreements	4.5 years	10,697	(3,703)	—	6,994
Total amortizable assets		$79,823	$(14,843)	$—	$64,980

Amortization expense was $7,149, $5,977 and $4,531 for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2024	$7,577
2025	7,379
2026	7,339
2027	6,908
2028	6,281
Thereafter	33,791
$69,275

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launch is in 2024 through 2026 for products for which we previously obtained licensing.

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

Trademarks are recorded as indefinite-lived intangible assets in the amounts of $15,287 and $14,921 as of December 31, 2023 and 2022, respectively. Concurrently with our acquisition of each company, we acquired the trademark of Telos on March 9, 2020 valued at $210 and the trademark of ApiFix on April 1, 2020 valued at $8,640. In 2022 we acquired trademarks associated with MD Ortho and Pega Medical for approximately $2,410 and $3,878, respectively. In 2023 we acquired trademarks associated with MedTech and Rhino for approximately $520 and $140, respectively. Trademarks are recorded in Other Intangible assets on the Consolidated Balance Sheets.

During 2023 and 2022, management determined that a triggering event occurred for our ApiFix trademark, indicating that it was more likely than not the fair value of the trademark assets is less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the trademark asset associated with our ApiFix acquisition was below the carrying value. We recorded impairment charges of $985 and $3,609 for the years ended December 31, 2023 and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Certificates of Deposit	$—	$25,792	$—	$25,792
Exchange Trade Mutual Funds	$5,015	$—	$—	$5,015
Treasury Bonds	$18,235	$—	$—	$18,235
Other	$207	$—	$—	$207
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term investments
Certificates of Deposit	$—	$25,148	$—	$25,148
Corporate Bonds	$18,939	$—	$—	$18,939
Treasury Bonds	$65,040	$—	$—	$65,040
Other	$172	$—	$—	$172
Financial Liabilities
Contingent Consideration	$—	$—	$2,980	$2,980

The Company's level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's level 2 assets pertain to certificates of deposit. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments resulted in income of $2,980, $25,930 and $1,800 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the change in fair value of the Level 3 instrument:

Total
Balance at December 31, 2021	$28,910
Change in fair value of contingent consideration	(25,930)
Balance at December 31, 2022	2,980
Change in fair value of contingent consideration	(2,980)
Balance at December 31, 2023	$—

The recurring Level 3 fair value measurements of the contingent consideration liability associated with the ApiFix system sales milestone include the following significant unobservable inputs as of December 31, 2023, 2022 and 2021, respectively:

	December 31, 2023	December 31, 2022	December 31, 2021
Valuation techniques	Discounted cash flow, Monte Carlo
Present value discount rate(1)	—%	16.6%	18.4%
Volatility factor	—%	48.0%	50.3%
Expected Years	0.4 years	1.4 years	2.4 years

(1) The present value discount rate includes estimated risk premium.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Land	$1,725	$1,725
Building and building improvements	5,870	5,729
Computer equipment and software	5,828	3,319
Office and other equipment	5,821	4,328
Instruments	53,093	43,596
Sample inventory	2,780	2,674
Construction in progress	5,519	3,719
	80,636	65,090
Less: accumulated depreciation	(39,588)	(30,804)
Total property and equipment, net	$41,048	$34,286

Depreciation expense is included in general and administrative expenses and was $10,236, $7,121 and $6,148 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 7 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2023	2022
Accrued compensation and related costs	$4,279	$3,282
Accrued commissions	7,046	3,462
Total accrued compensation and benefits	$11,325	$6,744

NOTE 8 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2023	2022
Term loan and Final Payment	$10,300	$—
Mortgage payable to affiliate	763	907
Total debt	11,063	907
Less: debt discount and issuance costs	1,003	—
Less: current maturities	152	144
Long-term debt, net of current maturities	$9,908	$763

On December 29, 2023, the Company entered into a $80 million Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among (i) the Company and other borrowers party to the Credit Agreement (collectively, the “Borrowers”), (ii) MidCap Funding IV Trust, as Agent (“Agent”), (iii) MidCap Financial Trust, as Term Loan Servicer (“Servicer”), and (iv) the financial institutions or other entities from time to time party thereto as Lenders (collectively, “Lenders”). Under the terms of the Credit Agreement, the Lenders have provided to Borrowers a term loan in an aggregate principal amount that will not exceed $30 million available in three tranches of $10 million each subject to certain draw conditions (the “Term Loan”) and a revolving loan in an aggregate principal amount that will not exceed $50 million (the “Revolving Loan”). Borrowings are available subject to certain levels of working capital for the Revolving Loan. The second tranche of the Term Loan is eligible to be drawn between July 1, 2024 through June 30, 2025. The third tranche of the Term Loan is eligible to be drawn between January 1, 2025 through June 30, 2025. The Company must meet certain cash usage requirements at the time of each draw to be eligible to access these term loans. Interest on the Term Loan will accrue at the greater of (a) One Month Term SOFR plus 6.50% or (b) 9.0% and interest on the Revolving Loan will accrue at the greater of (a) One Month Term SOFR plus 4.0% or (b) 6.50% (the “Applicable Rate”) and will be payable monthly by the Borrowers. The Term Loans may be prepaid in full through December 29, 2024 with payment of a 3.00% prepayment premium, after which they may be prepaid in full through December 29, 2025 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through December 29, 2026 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 3.00% ("Final Payment") of the amount of the Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Terms Loans in full, and is accounted for as debt discount. The first tranche of $10 million was issued under the Term Loan upon execution. Payments of principal and all accrued but unpaid interest will be due and payable upon the earlier of: (i) December 1, 2028; (ii) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company; (iii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iv) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the Credit Agreement), or (v) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of Company. The loans under the Credit Agreement are secured by a security interest in the Company’s and other Borrowers' assets. The Credit Agreement provides for customary events of default. If an event of default is not cured within the time periods specified (if any), the Lenders and Agent have the right to accelerate the Company’s payment of principal and interest in addition to other rights and remedies.

The Credit Agreement includes certain customary non-financial covenants, and also include certain financial covenants related to the Company achieving minimum revenue targets over a trailing twelve month period. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2023.

The debt facilities available under the Credit Agreement replace the Fourth Amended and Restated Loan and Security Agreement with Squadron (as amended, the “Squadron Loan Agreement”), which provided the Company with a $50 million revolving credit facility. During the year ended December 31, 2023 and as of December 31, 2022, there was no indebtedness outstanding under the Squadron Loan Agreement and it was terminated in connection with the Credit Agreement.

Borrowings under the Squadron Loan Agreement accrued interest at an annual rate equal to the greater of (a) six month SOFR plus 8.69% and (b) 10.0%, and the Company was permitted to make interest only payments on amounts outstanding. Prior to December 31, 2021, the interest rate on the facility had been equal to the greater of (a) three month LIBOR plus 8.61% and (b) 10.0%. The Company paid Squadron an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee was payable quarterly in arrears.

Borrowings under the Squadron Loan Agreement were made under a Second Amended and Restated Revolving Note, dated June 13, 2022 (the “Amended Revolving Note”), payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The Amended Revolving Note matured at the earlier of: (i) the date on which any person or persons acquire (x) capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors (whether by merger, consolidation, reorganization, combination, sale or transfer), or (y) all or substantially all of the Company’s assets, determined on a consolidated basis; and (ii) January 1, 2024.

Borrowings under the Squadron Loan Agreement were secured by substantially all of the Company's assets and were unconditionally guaranteed by each of its subsidiaries with the exception of Vilex. There were no traditional financial covenants associated with the Squadron Loan Agreement. However, there were negative covenants that prohibited us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2023 and 2022, the mortgage balance was $763 and $907, respectively, of which current principal due of $152 and $144, respectively, was included in current portion of long-term debt.

At December 31, 2023, the aggregate future principal payments on our debt arrangements, including the Final Payment, are as follows:

2024	$152
2025	160
2026	168
2027	176
2028	10,407
Thereafter	—
$11,063

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $42, $525 and $56 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 9 - INCOME TAXES

Total income tax benefit for the years ended December 31, 2023, 2022 and 2021 was allocated as follows:

	2023	2022	2021
Total tax expense (benefit)	$(338)	$(4,947)	$(1,128)

For the years ended December 31, 2023, 2022 and 2021 loss before taxes of the Company consists of the following:

	2023	2022	2021
Domestic	$(12,582)	$6,451	$(9,232)
Foreign	(8,730)	(10,140)	(8,156)
Total	$(21,312)	$(3,689)	$(17,388)

The components of income tax benefit for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	85	68	—
Foreign	740	17	—
	825	85	—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,163)	(2,018)	(1,128)
Decrease in valuation allowance	—	(3,014)	—
Total income tax expense (benefit)	$(338)	$(4,947)	$(1,128)

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of federal benefit	1.2%	(6.3)%	2.0%
Effect of foreign rates different from statutory	0.2%	6.4%	(0.1)%
Change in state rate	(0.3)%	0.9%	(1.3)%
Excess tax benefits from stock plans	(0.2)%	9.6%	7.5%
Nondeductible/nontaxable or other items	(3.3)%	(22.1)%	11.9%
Unborn foreign tax deduction	(0.5)%	6.8%	(1.5)%
US benefit of foreign branches	8.6%	64.4%	—%
Nondeductible executive compensation	(1.0)%	(4.4)%	—%
Change in valuation allowance	(24.1)%	57.8%	(33.1)%
Income tax (expense) benefit	1.6%	134.1%	6.3%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Inventories, net	$5,979	$5,804
Stock based compensation	3,158	2,534
Loss carryforwards	42,199	38,443
Credit carryforwards	176	176
Interest carryforward	134	520
Other	1,122	787
Total deferred tax assets	52,768	48,264
Valuation allowance	(41,927)	(36,778)
Net deferred tax assets	10,841	11,486
Deferred tax liabilities:
Intangibles	(14,426)	(15,737)
Property, plant and equipment	(1,898)	(1,703)
Total deferred tax liabilities	(16,324)	(17,440)
Foreign currency translation impact	—	—
Deferred tax liabilities, net	$(5,483)	$(5,954)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2023 and 2022, with the exception of certain deferred tax liabilities in Canada and Israel. The Company has recorded a tax benefit during the years ended December 31, 2023 and 2022, for losses generated in certain foreign jurisdictions.

As of December 31, 2023, we had available federal, state and foreign tax loss carryforwards of $118,930, $76,944 and $26,260, respectively. We had available federal tax credits of $176. Net operating losses ("NOLs") generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be subject to potential limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Canada and Israel.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2023, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be recorded as a component of income taxes.
At December 31, 2023, our foreign operations held cash totaling $3,230. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

NOTE 10 - STOCKHOLDERS’ EQUITY

Prior to our IPO, we maintained the 2007 Plan that provides for grants of options and restricted stock to employees, directors and associated third-party representatives of our company as determined by the Board of Directors. The 2007 Plan had authorized 1,585,000 shares for award.

Immediately prior to our IPO, we adopted the 2017 Plan which replaced the 2007 Plan. The 2017 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of our Company. The 2017 Plan has authorized 1,832,460 shares for award. As of December 31, 2023, the 2017 Plan had 186,909 shares available for issuance.

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2021	12,802	$30.97	1.6
Forfeited or expired	(1,742)	$30.97
Exercised	(4,422)	$30.97
Outstanding at December 31, 2021	6,638	$30.97	1.3
Forfeited or expired	(1,072)	$30.97
Exercised	(2,010)	$30.97
Outstanding at December 31, 2022	3,556	$30.97	0.7
Forfeited or expired	(2,886)	$30.97
Exercised	(670)	$30.97
Outstanding at December 31, 2023	—	$—	—

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2023 and 2022, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock Awards	Weighted-Average Remaining Contractual Terms (in Years)	Restricted Stock Units	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2021	436,730	1.1	—	—
Granted	114,256		—
Forfeited	(6,354)		—
Outstanding at Vested	(176,186)		—
Outstanding at December 31, 2021	368,446	1.1	—	—
Granted	216,881		11,634
Forfeited	(28,344)		(1,554)
Outstanding at Vested	(153,659)		—
Outstanding at December 31, 2022	403,324	1.4	10,080	2.5
Granted	311,689		4,005
Forfeited	(6,800)		(234)
Vested	(115,760)		—
Outstanding at December 31, 2023	592,453	1.6	13,851	1.7

At December 31, 2023, there was $14,150 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

Stock-based compensation expense on restricted stock amounted to $10,526, $6,679 and $5,842 for the years ended December 31, 2023, 2022 and 2021, respectively, all of which is recorded within general and administrative expenses in the consolidated statements of operations.

Warrants

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

NOTE 11 – NET (LOSS) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted net (loss) earnings per share attributable to common stockholders:

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(20,974)	$1,258	$(16,260)
Less: Earnings allocated to participating securities	—	23	—
Net (loss) income available to common shareholders	$(20,974)	$1,235	$(16,260)

Denominator for basic and diluted net (loss) income per share
Weighted average shares outstanding for basic	22,675,477	20,704,556	19,268,255
Weighted average shares outstanding for diluted	22,675,477	20,947,727	19,268,255

(Loss) earnings per share:
Basic	$(0.92)	$0.06	$(0.84)
Diluted	$(0.92)	$0.06	$(0.84)

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

The following table shows the contingently issuable and convertible equity shares that were excluded from the calculation of diluted net earnings (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Restricted stock	606,304	413,404	368,446
Stock options	—	3,556	6,638
	606,304	416,960	375,084

The contingently issuable shares in the table above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding our commitment to issue future equity under each of these acquisitions.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than

10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2023 or 2022.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2023	2022	2021
U.S.	$111,010	$92,419	$77,781
International	37,722	29,870	20,268
Total	$148,732	$122,289	$98,049

	Year Ended December 31,
Product sales by category:	2023	2022	2021
Trauma and deformity	$106,781	$85,055	$65,829
Scoliosis	37,933	33,428	28,046
Sports medicine/other	4,018	3,806	4,174
Total	$148,732	$122,289	$98,049

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2023, 2022 and 2021.

No individual country held long-lived assets in excess of 10% of consolidated long-lived assets as of December 31, 2023 or 2022.

NOTE 13 - RELATED PARTY TRANSACTIONS

In addition to the expired debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 8), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $1,060, $956 and $750 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. OrthoPediatrics Corp. matches our employees' 401(k) contributions up to 4%. Employees of MD Ortho receive contribution matches up to 3% of their salary. For the years ended December 31, 2023, 2022 and 2021, the total 401(k) match resulted in expense of $900, $718 and $510, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2023, the Company has recorded a lease liability of $1,000 and corresponding right-of-use asset of $1,084 on its consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, its wholly-owned subsidiary, Orthex, LLC (“Orthex”), the Company’s largest investor, Squadron, and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company (the “Plaintiff”), in Broward County, Florida Circuit Court. In the lawsuit, the Plaintiff claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (specifically, U.S. Patent No. 10,258,377 (titled “Point and click alignment method for orthopedic surgeons, and surgical and clinical accessories and devices,” issued on April 16, 2019) (hereinafter, the “‘377 Patent”).

In June 2019, the Company purchased all the issued and outstanding units of membership interests in Orthex, and all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. for $60,000 in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as the Orthex Hexapod technology, a system of rings, struts, implants, hardware accessories, and the Point & Click Software used to treat congenital deformities and limb length discrepancies. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron, in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition. As part of the sale, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property, including the ‘377 Patent. According to the lawsuit, the other defendants, who are unrelated to the Company, assigned the ‘377 Patent to Orthex in violation of certain agreements with the Plaintiff. The Plaintiff, among other things, requests that the defendants be ordered to convey and assign to Plaintiff all of their rights, title and interests in and to the ‘377 Patent and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants.

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

On February 3, 2023, the Court partially lifted the stay in this case for the sole purpose of, as clarified by the Court's order on March 7, 2023, "permitting any party to argue any motion challenging the events that occurred which led to the arbitration panel's termination order." No filing was made in response to that order. No further filings were made in this case until October 30, 2023, when defendants filed a motion to dismiss.

On December 12, 2023, the Court ordered the Plaintiff has until March 13, 2024, to appear before the Court and show cause why this case should not be dismissed for failure to pursue arbitration consistent with the Court’s orders. If Plaintiff has not resumed arbitration by the March 13 hearing, the parties should brief the issue of whether, if the case is dismissed, it should be dismissed with or without prejudice and set the matter for a hearing.

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

In September 2023, the Company and Wishbone Medical, Inc. reached a settlement of all claims against one another, resulting in a payment to the Company that was not material. In December 2023, the Company and Mr. Deeter reached a settlement of all remaining claims against one another. Subsequently, the Court dismissed the lawsuit with prejudice concerning all parties.

Boston Brace Litigation

This lawsuit arises from the alleged wrongful death of a patient following his January 2016, tracheal and laryngeal resection procedure at Boston Children’s Hospital, which was performed by two physicians named as defendants in the suit. The Plaintiffs allege that as a result of the patient’s post-operative care, which included placing his neck in a position of flexion in a modified brace provided by Boston Brace International, Inc. (“Boston Brace”), the patient was paralyzed, and years later, he died due to complications caused by his paralysis. The Company acquired all of the outstanding shares of Boston Brace on January 5, 2024 as described more fully under Note 16 – Subsequent Events.

The lawsuit commenced in December 2018, in Suffolk Superior Court in Boston, Massachusetts. The Plaintiffs assert counts of negligence against each individual defendant, lack of informed consent against the physician defendants, failure to warn, breach of warranty and alleged improper use against Boston Brace, and loss of consortium against all defendants. Trial is currently scheduled to begin in December 2025.

Although we believe Boston Brace has strong defenses to this lawsuit and we intend to vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. As of December 31, 2021 the remaining balance of the commitment was $1,900. During the year ended December 31, 2022 and 2023, the Company met the minimum purchase commitment as required for the first twelve months of the agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of December 31, 2023, the Company has a minimum purchase commitment for approximately $1,820 and $1,456 for the years ending December 31, 2024 and 2025, respectively.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. During the years ended December 31, 2023, 2022 and 2021, the Company did not reach the minimum performance metrics. As such, the Company recorded $2,000, $1,104 and $512 as a component of cost of revenue for the shortfall which occurred during 2023, 2022 and 2021, respectively.

Royalties

As of December 31, 2023, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Additionally, we have minimum royalty commitments of $10 annually through 2026.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2023, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 16 – SUBSEQUENT EVENTS

On January 5, 2024, the Company entered into a stock purchase agreement with Boston Brace International, Inc., a Massachusetts corporation, the shareholders of Boston Brace (collectively, the “Sellers”), and the Sellers’ representative named therein, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Boston Brace from the Sellers. Boston Brace has developed and manufactures pediatric orthotic and prosthetic devices, including non-surgical scoliosis treatment options, and provides related clinical services.

Under the terms of the Purchase Agreement, the Company paid to the Sellers consideration of $22 million in cash, subject to customary adjustments related to net working capital, transaction expenses, and funded indebtedness.

Certain employees and executives of Boston Brace also received awards of restricted stock of the Company which will vest in three years. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2.5 million (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

There has been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	606,304	$—	186,909
Total	606,304	$—	186,909

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated balance sheets at December 31, 2023 and 2022
Consolidated statements of operations, years ended December 31, 2023, 2022 and 2021
Consolidated statements of comprehensive loss, years ended December 31, 2023, 2022 and 2021
Consolidated statements of stockholders' equity, years ended December 31, 2023, 2022 and 2021
Consolidated statements of cash flows, years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements

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
10.11
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.12
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.13
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.14
Third Amendment to the Fourth Amended and Restated Loan Agreement, date as of December 31, 2021, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 6, 2022) (SEC File No. 001-38242)

10.15
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 13, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.16
Fifth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of November 15, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.16 of registrant's Form 10-K filed on March 1, 2023) (SEC File No. 000-38242)

10.17
Second Amended and Restated Revolving Note, dated June 13, 2022, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.18
Credit, Security and Guaranty Agreement, dated December 29, 2023, by and among OrthoPediatrics Corp., MidCap Financial Trust, and other parties named therein (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 2, 2024) (SEC File No. 001-38242)

21.1	+	Subsidiaries of the registrant
23.1	+	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	+	Limited Power of Attorney
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certifications of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certifications of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	+	OrthoPediatrics Clawback Policy
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2024.

OrthoPediatrics Corp.

By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 8th day of March, 2024.

/s/ David R. Bailey	/s/ Fred L. Hite
David R. Bailey Director, President and Chief Executive Officer (Principal Executive Officer)	Fred L. Hite Director, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

*	*
Mark C. Throdahl Director	Bryan W. Hughes Director

*	*
Terry D. Schlotterback Director	David R. Pelizzon Director

*	*
Jimmy McDonald Director	Dr. George Dyer Director

*	*
Marie C. Infante Director	Samuel D. Riccitelli Director

*
Harold Ruf Director

* By Daniel J. Gerritzen as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors identified above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Daniel J. Gerritzen

Daniel J. Gerritzen

As Attorney-in-Fact
March 8, 2024