Form 10-Q
period 2024-03-31
ORTHOPEDIATRICS CORP
filed 2024-05-07
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether t he registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 3, 2024, the registrant had 23,828,882 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2024 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$21,602	$31,055
Restricted cash	1,962	1,972
Short-term investments	26,141	49,251
Accounts receivable - trade, net of allowances of $1,195 and $1,373, respectively	36,275	34,617
Inventories, net	112,689	105,851
Prepaid expenses and other current assets	5,056	3,750
Total current assets	203,725	226,496
Property and equipment, net	48,721	41,048
Other assets:
Amortizable intangible assets, net	70,382	69,275
Goodwill	91,481	83,699
Other intangible assets	18,792	15,287
Other non-current assets	4,084	2,940
Total other assets	184,739	171,201

Total assets	$437,185	$438,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$19,736	$12,649
Accrued compensation and benefits	9,772	11,325
Current portion of long-term debt with affiliate	154	152
Current portion of acquisition installment payable	10,368	10,149
Other current liabilities	5,790	7,391
Total current liabilities	45,820	41,666
Long-term liabilities:
Long-term debt, net of current portion	9,579	9,297
Long-term debt with affiliate, net of current portion	572	611
Acquisition installment payable, net of current portion	3,613	3,551
Deferred income taxes	5,202	5,483
Other long-term liabilities	1,815	1,112
Total long-term liabilities	20,781	20,054

Total liabilities	66,601	61,720

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 23,540,411 shares and 23,378,408 shares issued as of March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	583,086	580,287
Accumulated deficit	(205,547)	(197,742)
Accumulated other comprehensive loss	(6,961)	(5,526)
Total stockholders' equity	370,584	377,025
Total liabilities and stockholders' equity	$437,185	$438,745

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$44,685	$31,588
Cost of revenue	12,511	8,027
Gross profit	32,174	23,561
Operating expenses:
Sales and marketing	14,169	12,549
General and administrative	24,730	17,157
Research and development	2,998	2,446
Total operating expenses	41,897	32,152
Operating loss	(9,723)	(8,591)
Other expense (income):
Interest expense (income), net	637	(210)
Fair value adjustment of contingent consideration	—	(670)
Other income, net	(24)	(331)
Total other expense (income), net	613	(1,211)
Loss before income taxes	$(10,336)	$(7,380)
Provision for income taxes (benefit)	(2,531)	(574)
Net loss	$(7,805)	$(6,806)
Weighted average shares outstanding
Basic and diluted	22,820,779	22,506,024
Net loss per share
Basic and diluted	$(0.34)	$(0.30)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,805)	$(6,806)
Other comprehensive loss:
Foreign currency translation adjustment	(1,426)	(962)
Unrealized gain (loss) on short-term investments	109	617
Adjustment for realized (gain) loss on securities	(118)	(301)
Other comprehensive loss, net of tax	(1,435)	(646)
Comprehensive loss	$(9,240)	$(7,452)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(7,805)	—	(7,805)
Other comprehensive loss	—	—	—	—	(1,435)	(1,435)
Restricted stock	162,003	—	2,799	—	—	2,799
Balance at March 31, 2024	23,540,411	$6	$583,086	$(205,547)	$(6,961)	$370,584

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(7,805)	$(6,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,028	3,848
Stock-based compensation	2,799	2,113
Fair value adjustment of contingent consideration	—	(670)
Accretion of acquisition installment payable	281	381
Deferred income taxes	(2,445)	(574)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	1,155	(2,002)
Inventories, net	(6,631)	(5,979)
Prepaid expenses and other current assets	(953)	(33)
Accounts payable - trade	6,562	5,541
Accrued expenses and other liabilities	(5,049)	(1,571)
Other	368	(709)
Net cash used in operating activities	(6,690)	(6,461)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	(20,693)	—
Sale of short-term marketable securities	23,474	37,250
Purchases of property and equipment	(6,460)	(4,940)
Net cash (used in) provided by investing activities	(3,679)	32,310

FINANCING ACTIVITIES
Payments on acquisition note	(538)	—
Payments on mortgage notes	(35)	(36)
Net cash used in financing activities	(573)	(36)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,479	(138)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,463)	25,675

Cash, cash equivalents and restricted cash, beginning of year	$33,027	$10,462
Cash, cash equivalents and restricted cash, end of period	$23,564	$36,137

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$223	$11
Transfer of instruments between property and equipment and inventory	$117	$332
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments, and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLoc Duo®, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO® Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our clubfoot orthopedic products are manufactured in-house.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2023 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2024. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $205,547 and $197,742 as of March 31, 2024 and December 31, 2023, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance, including short-term investments, at March 31, 2024 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Significant Accounting Policies

There have been no changes in the Company's significant accounting polices as disclosed in Note 2 to the audited consolidated financial statements included in the 2023 Annual Report on Form 10-K.

Reclassification

In the condensed consolidated financial statements, the Company has reclassified stock-based compensation to conform to the current period presentation. All stock-based compensation was previously recorded within general and administrative expenses, and such costs have now been allocated between general and administrative expenses, research and development expenses and sales and marketing expenses. The current presentation results in stock-based compensation expense being recorded in the same manner in which the award recipient's payroll costs are classified. This reclassification did not affect previously reported total operating expenses, loss before income taxes, or net loss in the condensed consolidated statements of operations.

The following tables present the impact of the reclassification on our condensed consolidated statements of operations:

Three Months Ended March 31, 2023
Sales and marketing (prior presentation)	$12,216
Reclassification	333
Sales and marketing (new presentation)	$12,549

Three Months Ended March 31, 2023
General and administrative (prior presentation)	$17,666
Reclassification	(509)
General and administrative (new presentation)	$17,157

Three Months Ended March 31, 2023
Research and development (prior presentation)	$2,270
Reclassification	176
Research and development (new presentation)	$2,446

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal 2024 for annual periods and in the first quarter of fiscal 2025 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09), which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for public companies for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Boston Brace International, Inc.

On January 5, 2024, the Company purchased all of the issued and outstanding share capital of Boston Brace International, Inc., a Massachusetts corporation ("Boston O&P"). Boston O&P has developed and manufactures pediatric orthotic and prosthetic devices, including non-surgical scoliosis treatment options, and provides related clinical services.

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $22,000 in cash, subject to customary adjustments related to net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Plan. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$22,000
Assets
Cash	1,307
Accounts receivable - trade	2,876
Inventories	1,093
Prepaid expenses and other current assets	378
Property and equipment	4,360
Amortizable intangible assets	3,720
Other intangible assets	3,650
Other non-current assets	2,208
Total assets	19,592
Liabilities
Accounts payable-trade	581
Other current liabilities	2,063
Long-term debt	724
Deferred tax liability	2,268
Other non-current liabilities	1,003
Total liabilities	6,639
Less: total net assets	12,953
Goodwill	$9,047

The fair value of identifiable intangible assets and certain long-lived assets were based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,650	Indefinite
Customer Relationships & Other	3,720	12 years
	$7,370

The following table represents the pro forma net revenue and net loss assuming the acquisition of Boston O&P occurred on January 1, 2023.

	Three Months Ended March 31,
	2024	2023
Net revenue	$45,116	$38,435
Net loss	$(7,786)	$(6,690)

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

Medtech Concepts LLC

On May 1, 2023, the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC, a Delaware limited liability company (“MedTech”). MedTech has developed an early-stage, pre-commercial enabling technology platform designed to increase efficiency in the perioperative environment. The solution combines hardware, software, and data analytics to help streamline operative care and support better decision making in the operating room. In the future, the Company believes this enabling technology platform will provide valuable intraoperative resources for surgeons that will improve decision making, drive operating room efficiency, and ultimately improve healthcare for children. The Company also expects that the acquisition will further support future market share gains for its implant systems, similar to what the Company has experienced with the FIREFLY® Technology and the 7D Surgical FLASHTM Navigation platform. No revenue was recorded from this platform in 2023, and the Company does not anticipate material revenue contributions from the platform in 2024.

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

Under the Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts have been excluded from measuring the cost of the acquisition. The result is $4,500 of stock compensation which is being recognized on a straight-line basis over the four year service period. Future cash payments and stock issuances that are not contingent on continuous service are included in the calculation of consideration. The total consideration is $10,043 after discounting the future guaranteed fixed payments to their present value. Additionally, since this was treated as an asset acquisition, the Company included $97 of transaction costs in the total consideration. The table below reconciles the payments and issuances to total consideration transferred after discounting the future payments to present value.

	Consideration	Present Value
Cash consideration	$3,000	$3,000
Issuance of common stock	2,274	2,274
Anniversary payments	5,500	4,672
Transaction costs	97	97
Total consideration transferred	$10,871	$10,043

As result of this asset acquisition, the Company recorded a trademark asset in the amount of $520 with an indefinite useful life and an intellectual property asset relating to software acquired of $9,523 which is being amortized over a useful life of ten years.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

Total
Goodwill at January 1, 2024	$83,699
Boston O&P acquisition	9,047
Foreign currency translation impact	(1,265)
Goodwill at March 31, 2024	$91,481

Intangible Assets

As of March 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.0 years	$44,969	$(11,619)	$33,350
Intellectual Property & Capitalized Software	8.9 years	16,027	(2,911)	13,116
Customer Relationships & Other	12.1 years	22,417	(3,675)	18,742
License Agreements	3.6 years	10,733	(5,559)	5,174
Total amortizable assets		$94,146	$(23,764)	$70,382

As of December 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.2 years	$45,646	$(11,008)	$34,638
Intellectual Property & Capitalized Software	9.1 years	16,026	(2,524)	13,502
Customer Relationships & Other	12.4 years	18,862	(3,270)	15,592
License Agreements	3.8 years	10,733	(5,190)	5,543
Total amortizable assets		$91,267	$(21,992)	$69,275

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $18,792 and $15,287 as of March 31, 2024 and December 31, 2023, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the three months ended March 31, 2024 was driven by foreign currency translation adjustments and the Boston O&P acquisition.

During 2023, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the Company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. We recorded an impairment charge of $985 for the year ended December 31, 2023 to reduce the carrying amount of the intangible asset to its estimated fair value.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$26,141	$—	$26,141

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,792	$—	$25,792
Exchange Trade Mutual Funds	$5,015	$—	$—	$5,015
Treasury Bonds	$18,235	$—	$—	$18,235
Other	$207	$—	$—	$207

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The contingent consideration was zero as of both March 31, 2024 and December 31, 2023.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2024	December 31, 2023
Term loan and final payment	$10,300	$10,300
Mortgage payable to affiliate	726	763
Acquisition note payable	261	—
Total debt	11,287	11,063
Less: debt discount and issuance costs	982	1,003
Less: current maturities	154	152
Long-term debt, net of current maturities	$10,151	$9,908

On December 29, 2023, the Company entered into an $80 million Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among (i) the Company and other borrowers party to the Credit Agreement (collectively, the “Borrowers”), (ii) MidCap Funding IV Trust, as Agent (“Agent”), (iii) MidCap Financial Trust, as Term Loan Servicer (“Servicer”), and (iv) the financial institutions or other entities from time to time party thereto as Lenders (collectively, “Lenders”). Under the terms of the Credit Agreement, the Lenders have provided to Borrowers a term loan in an aggregate principal amount that will not exceed $30 million available in three tranches of $10 million each subject to certain draw conditions (the “Term Loan”) and a revolving loan in an aggregate principal amount that will not exceed $50 million (the “Revolving Loan”). Borrowings are available subject to certain levels of working capital for the Revolving Loan. The second tranche of the Term Loan is eligible to be drawn between July 1, 2024 through June 30, 2025. The third tranche of the Term Loan is eligible to be drawn between January 1, 2025 through June 30, 2025. The Company must meet certain cash usage requirements at the time of each draw to be eligible to access these term loans. Interest on the Term Loan will accrue at the greater of (a) One Month Term SOFR plus 6.50% or (b) 9.0% and interest on the Revolving Loan will accrue at the greater of (a) One Month Term SOFR plus 4.0% or (b) 6.50% (the “Applicable Rate”) and will be payable monthly by the Borrowers. The Term Loans may be prepaid in full through December 29, 2024 with payment of a 3.00% prepayment premium, after which they may be prepaid in full through December 29, 2025 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through December 29, 2026 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 3.00% ("Final Payment") of the amount of the Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Terms Loans in full, and is accounted for as debt discount. The first tranche of $10 million was issued under the Term Loan upon execution. Payments of principal and all accrued but unpaid interest will be due and payable upon the earlier of: (i) December 1, 2028; (ii) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company; (iii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iv) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the Credit Agreement), or (v) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of the Company. The loans under the Credit Agreement are secured by a security interest in the Company’s and other Borrowers' assets. The Credit Agreement provides for customary events of default. If an event of default is not cured within the time periods specified (if any), the Lenders and Agent have the right to accelerate the Company’s payment of principal and interest in addition to other rights and remedies.

The Credit Agreement includes certain customary non-financial covenants, and also include certain financial covenants related to the Company achieving minimum revenue targets over a trailing twelve month period. The Credit Agreement was amended on May 3, 2024 to clarify the inputs into the financial covenant calculations. No other changes were made to the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement, as amended, as of March 31, 2024 and December 31, 2023.

The debt facilities available under the Credit Agreement replace the Fourth Amended and Restated Loan and Security Agreement with Squadron Capital, LLC ("Squadron"), (as amended, the “Squadron Loan Agreement”), which provided the Company with a $50 million revolving credit facility. During the year ended December 31, 2023, there was no indebtedness outstanding under the Squadron Loan Agreement and it was terminated in connection with the Credit Agreement.

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

Borrowings under the Squadron Loan Agreement were secured by substantially all of the Company's assets and were unconditionally guaranteed by each of its subsidiaries with the exception of Vilex in Tennessee, Inc. ("Vilex"). There were no traditional financial covenants associated with the Squadron Loan Agreement. However, there were negative covenants that prohibited us from, among other things, transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties and redeeming stock or paying dividends, in each case subject to certain exceptions.

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At March 31, 2024, the mortgage balance was $726 of which current principal of $154 was included in the current portion of long-term debt. As of December 31, 2023, the mortgage balance was $763 of which current principal due of $152 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron, the mortgage note payable to Tawani Enterprises Inc. and the term loan with MidCap was $339 and $11 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2024, the income tax benefit was $2,531 compared to $574 for the three months ended March 31, 2023. Our effective income tax rate was (24.5)% and (7.8)% for the three months ended March 31, 2024 and 2023, respectively. The higher effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2024 and December 31, 2023, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix, Ltd. ("ApiFix") and Pega Medical. See Note 3 under Item 8 in the Company's Annual Report on Form 10-K for additional information regarding the ApiFix business combination. The Company has recorded a tax benefit during the period ended March 31, 2024 for losses generated in Canada and Israel, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2024	592,453	1.6	13,851	1.7
Granted	165,473		7,900
Forfeited	(3,470)		(100)
Vested	(82,659)		—
Outstanding at March 31, 2024	671,797	1.9	21,651	1.9

At March 31, 2024, there was $16,757 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $2,799 and $1,959 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(7,805)	$(6,806)

Weighted average shares outstanding for basic and diluted	22,820,779	22,506,024
Net loss per share - basic and diluted	$(0.34)	$(0.30)

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

The contingently issuable shares in the paragraph above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding our commitment to issue future equity under the MedTech acquisition. Additionally, as a component of the acquisition of ApiFix, the Company is obligated to make anniversary installment payments on the second, third and fourth anniversary of the acquisition date. These payments included a minimum cash component with the remaining settled in common stock. See Note 3 under Item 8 in the Company's Annual Report on Form 10-K for additional information regarding this business combination.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three months ended March 31, 2024 or 2023.

No individual customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2024 and December 31, 2023.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2024	2023
U.S.	$34,305	$23,800
International	10,380	7,788
Total	$44,685	$31,588

	Three Months Ended March 31,
Product sales by category:	2024	2023
Trauma and deformity	$33,302	$23,395
Scoliosis	10,203	7,072
Sports medicine/other	1,180	1,121
Total	$44,685	$31,588

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to the expired debt and credit agreements and mortgage with Squadron (the Company's largest investor) and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $382 and $246 for the three months ended March 31, 2024 and 2023, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2024, the Company has recorded a lease liability of $2,235 and corresponding right-of-use asset of $2,529 on its condensed consolidated balance sheet. We assumed $1,749 of operating right-of-use assets and $1,582 of total lease liabilities in connection with our acquisition of Boston O&P.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, its wholly-owned subsidiary, Orthex, LLC (“Orthex”), the Company’s largest investor, Squadron, and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company ("IMED"), in Broward County, Florida Circuit Court. In the lawsuit, IMED claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (specifically, U.S. Patent No. 10,258,377 (titled “Point and click alignment method for orthopedic surgeons, and surgical and clinical accessories and devices,” issued on April 16, 2019) (hereinafter, the “’377 Patent”).

In June 2019, the Company purchased all the issued and outstanding units of membership interests in Orthex, and all the issued and outstanding shares of stock of Vilex in Tennessee, Inc. for $60,000 in total consideration. Vilex and Orthex are primarily manufacturers of foot and ankle surgical implants, including cannulated screws, fusion devices, surgical staples and bone plates, as well as the Orthex Hexapod technology, a system of rings, struts, implants, hardware accessories, and the Point & Click Software used to treat congenital deformities and limb length discrepancies. On December 31, 2019, the Company divested substantially all of the assets relating to Vilex's adult product offerings to a wholly-owned subsidiary of Squadron, in exchange for a $25,000 reduction in a term note owed to Squadron in connection with the initial acquisition. As part of the sale, the Company also executed an exclusive license arrangement with Squadron providing for perpetual access to certain intellectual property, including the ‘377 Patent. According to the lawsuit, the other defendants, who are unrelated to the Company, assigned the ‘377 Patent to Orthex in violation of certain agreements with IMED. IMED, among other things, requests that the defendants be ordered to convey and assign to IMED all of their rights, title and interests in and to the ’377 Patent and seeks certain compensatory, consequential and unjust enrichment damages from Orthex and the unrelated defendants.

On May 13, 2021, the Court ordered the lawsuit stayed pending arbitration. To the extent IMED desires to further pursue the matter, it must first do so through a separate arbitration proceeding. In mid-November 2021, IMED initiated an arbitration proceeding; however, IMED failed to pay the fees it was required to pay for the arbitration to continue, resulting in the arbitration panel terminating the arbitration proceedings in mid-October 2022. In connection with the stay order, the Court also ordered the Company, Orthex and Squadron to give notice to IMED before any attempt to dispose, assign, sell or otherwise encumber the ‘377 Patent. The Company, Orthex and Squadron filed an appeal of this component of the order, but the appellate court affirmed the lower court’s decision. The Company, Orthex and Squadron have not sought to further pursue an appeal of the subject order.

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

On December 12, 2023, the Court ordered IMED has until March 13, 2024, to appear before the Court and show cause why this case should not be dismissed for failure to pursue arbitration consistent with the Court’s orders. On March 13, 2024, a hearing took place to discuss the status of IMED’s effort to re-initiate arbitration. Thereafter, on March 25, 2024, the court ordered, if, by April 27, 2024, IMED has not begun arbitration, resolved this case, or substantiated (in the form of an attorney and client declaration) that it has executed an agreement with a litigation funder to pay for arbitration proceedings, to pay the balance due to the subject arbitration association and to re-instate the arbitration, the Court will dismiss this case without prejudice. On April 26, 2024, IMED informed the Court it has executed an agreement with a litigation funder to pay for arbitration proceedings, to pay the balance due to the subject arbitration association, and to reinstate the arbitration, and is in the final stages of resolving the balance due to the subject arbitration association.

Although we believe the Company has strong defenses to the IMED lawsuit and we intend to vigorously defend the claims asserted against us, arbitration and litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

Boston O&P Litigation

This lawsuit arises from the alleged wrongful death of a patient following his January 2016, tracheal and laryngeal resection procedure at Boston Children’s Hospital, which was performed by two physicians named as defendants in the suit. The Plaintiffs allege that as a result of the patient’s post-operative care, which included placing his neck in a position of flexion in a modified brace provided by Boston O&P, the patient was paralyzed, and years later, he died due to complications caused by his paralysis. The Company acquired all of the outstanding shares of Boston O&P on January 5, 2024 as described more fully under Note 3 - Business Combinations and Asset Acquisitions.

The lawsuit commenced in December 2018, in Suffolk Superior Court in Boston, Massachusetts. The Plaintiffs assert counts of negligence against each individual defendant, lack of informed consent against the physician defendants, failure to warn, breach of warranty and alleged improper use against Boston O&P, and loss of consortium against all defendants. Trial is currently scheduled to begin in December 2025.

Although we believe Boston O&P has strong defenses to this lawsuit and we intend to vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of March 31, 2024, the remaining purchase commitment under the agreement was $1,820 for the year ended December 31, 2024 and $1,456 for the year ended December 31, 2025.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three months ended March 31, 2024, the Company recorded an expense of $542 based on current estimates. The Company recorded $300 of expense for the three months ended March 31, 2023.

Royalties

As of March 31, 2024, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2024, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 14 – SUBSEQUENT EVENT

ApiFix Acquisition Installment Payment

On April 1, 2024, the fourth-year anniversary of the acquisition of ApiFix, the Company paid $2,250 in cash and issued 245,812 shares of the Company's common stock, representing $6,929 of fair value (based on the April 1, 2024 closing share price of $28.19), to fulfill its installment obligation to ApiFix. This was the third and final installment payment paid since the acquisition.

MedTech Anniversary Payment

On May 1, 2024, the first-year anniversary of the acquisition of MedTech, the Company paid $1,250 in cash and issued 42,882 shares of the Company's common stock, representing $1,331 of fair value (based on the May 1, 2024 closing share price of $31.04), to fulfill its installment obligation to MedTech. This was the first installment payment paid since the acquisition.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024, which section is incorporated herein by reference.

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

We currently market 71 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of multiple direct sales representatives as well as 38 independent sales agencies employing more than 210 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1,000,000 children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

•The Company and its associates regularly participate in philanthropic causes important to our local communities. We also partner with charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by World Pediatrics - with whom we work to provide access to medical care for children in developing countries.

•We are committed to fostering an environment that is respectful, compassionate, and inclusive of everyone in our community which is communicated in our diversity and inclusion policy. For eight years we have been recognized by the Indiana Chamber of Commerce - Best Companies to Work in Indiana.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2023 and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and a partial impairment losses of $1.0 million and $3.6 million were recorded in 2023 and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

In 2022 and 2023, there was a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April. In 2023 the United States experienced a significant increase in RSV activity outside of the typical peak season as well as a heightened impact during the winter months. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2022 and 2023 and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future.

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

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2024 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)%
Net revenue	$44,685	$31,588	$13,097	41%
Cost of revenue	12,511	8,027	4,484	56%
Sales and marketing expenses	14,169	12,549	1,620	13%
General and administrative expenses	24,730	17,157	7,573	44%
Research and development expenses	2,998	2,446	552	23%
Other expense (income), net	613	(1,211)	1,824	(151)%
Provision for income taxes (benefit)	(2,531)	(574)	(1,957)	(341)%
Net loss	$(7,805)	$(6,806)	$999	15%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Product sales by geographic location:	2024	2023
U.S.	$34,305	$23,800
International	10,380	7,788
Total	$44,685	$31,588

	Three Months Ended March 31,
Product sales by category:	2024	2023
Trauma and deformity	$33,302	$23,395
Scoliosis	10,203	7,072
Sports medicine/other	1,180	1,121
Total	$44,685	$31,588

Net revenue increased $13.1 million, or 41%, from $31.6 million for the three months ended March 31, 2023 to $44.7 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2024 was primarily driven by the addition of Boston O&P sales, as well as strong performance across global Trauma and Deformity, International Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $9.9 million, or 42%, from $23.4 million during the three months ended March 31, 2023, to $33.3 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2024 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems, as well as the addition of Boston O&P. Scoliosis sales increased $3.1 million, or 44%, during the three months ended March 31, 2024. The increase for the three months ended March 31, 2024 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology, as well as the addition of Boston O&P. Sports medicine / other increased $0.1 million, or 5%, during the three months ended March 31, 2024. The change in sports medicine / other was primarily driven by sales from our Telos operations. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.5 million, or 56%, from $8.0 million for the three months ended March 31, 2023 to $12.5 million for the three months ended March 31, 2024. The increase is due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions and mix related to additional international sales. Gross margin was 72% and 75% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 13%, to $14.2 million for the three months ended March 31, 2024 from $12.5 million for the three months ended March 31, 2023. The changes in the three month periods ended March 31, 2024 was due primarily to increased sales commission expenses, as well as the addition of Boston O&P.

General and Administrative Expenses

General and administrative expenses increased $7.6 million, or 44%, from $17.2 million for the three months ended March 31, 2023 to $24.7 million for the three months ended March 31, 2024. The increases for the three month period ended March 31, 2024 was due primarily to the addition of Boston O&P. Stock compensation increased by $0.5 million with the increase in personnel and also as a result of restricted stock issued as part of the Boston O&P acquisition.

Depreciation and amortization expenses increased $1.2 million, or 31%, from $3.8 million for the three months ended March 31, 2023 to $5.0 million for the three months ended March 31, 2024. The increase in depreciation for the three month period ended March 31, 2024 was primarily due to higher set deployments and increased amortization associated with acquisitions, as well as the addition of Boston O&P.

Research and Development Expenses

Research and development expenses increased $0.6 million, or 23%, from $2.4 million for the three months ended March 31, 2023 to $3.0 million for the three months ended March 31, 2024. The increase for the three month period ended March 31, 2024 was primarily due to incremental product development and the addition of personnel to support the future growth of the business, including $0.4 million of additional non-cash stock based compensation expense.

Total Other (Income) Expenses

Other expense was $0.6 million for the three months ended March 31, 2024 compared to other income of $1.2 million for the three months ended March 31, 2023, a change of $1.8 million or 151%. The change for the three months ended March 31, 2024 was primarily due to the fair value adjustment of contingent consideration associated with our ApiFix acquisition, as well as an increase to net interest expense related to the new Term Loan with MidCap.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $6.7 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $205.5 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2024, we had cash and cash equivalents, restricted cash and short-term investments of $49.7 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,690)	$(6,461)
Net cash (used in) provided by investing activities	(3,679)	32,310
Net cash used in financing activities	(573)	(36)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,479	(138)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,463)	$25,675

Cash Used in Operating Activities

Net cash used in operating activities was $6.7 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $4.5 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2023. The increase in cash used in operating activities was primarily driven by additional inventory purchased to support sales growth as well as accounts receivable from the increased sales which was offset by cash provided by accounts payable associated with the acquired inventory.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $3.7 million compared to cash provided of $32.3 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024 consisted primarily of the sale of short-term marketable securities, when netted against the purchase of similar securities, offset by purchases of property, plant and equipment of $6.5 million, the majority of which is instrument sets. The change in cash related to investing activities is primarily driven by business combinations and the purchase of short term marketable securities which decreased from the prior year.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.6 million consisting primarily of $0.5 million payments on acquisition note payable that was assumed with the

Boston O&P acquisition. Net cash used in financing activities for the three months ended March 31, 2023 was not material to the results of our operations.

Indebtedness

The Company is party to a $80 million Credit, Security and Guaranty Agreement with Midcap Funding IV Trust and Midcap Financial Trust and other parties named therein. As of March 31, 2024, there was $10 million outstanding indebtedness under the Credit Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2023 filed with the SEC on March 8, 2024.

Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies in Item 1 Financial Statements of Part 1 of this Quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our greatest potential area of market risk exposure to be interest rate risk related to our indebtedness and foreign currency exchange rate risk on our operating results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2023. There were no material changes from the information provided therein.

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

b. Changes in Internal Control over Financial Reporting

On January 5, 2024, the Company completed the acquisition of Boston O&P. The company continues to evaluate Boston O&P's systems and controls and to integrate them into the Company's existing control structure. Except as it relates to the integration of the Boston O&P business, there were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

None.

b. Use of Proceeds.

None.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included within this Report or incorporated herein by reference.

Exhibit Number		Description

2.1w
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242)

2.2w
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242)

2.3w
Membership Interest Purchase Agreement, dated May 1, 2023, by and among OrthoPediatrics Corp., Kevin Unger, DINZE LLC, and the sole member of DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant's form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

2.4w
Stock Purchase Agreement, dated January 5, 2024, by and among OrthoPediatrics Corp., Boston Brace International, Inc., GreatBanc Trust Company, solely in its capacity as trustee of Boston Brace International, Inc. Employee Stock Ownership Trust, the Selling Equityholders (as defined therein), and Thomas Morrissey, solely in his capacity as Sellers' Representative (incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on January 8, 2024) (SEC File No. 001-38242)

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
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective January 1, 2023 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

10.9
Credit, Security and Guaranty Agreement, dated December 29, 2023, by and among OrthoPediatrics Corp., MidCap Financial Trust, and other parties named therein (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 2, 2024 (SEC File No. 001-38242)

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

May 7, 2024	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)