Form 10-Q
period 2024-06-30
ORTHOPEDIATRICS CORP
filed 2024-08-06
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 24,214,426 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,927	$31,055
Restricted cash	1,963	1,972
Short-term investments	—	49,251
Accounts receivable - trade, net of allowances of $1,026 and $1,373, respectively	42,028	34,617
Inventories, net	116,366	105,851
Prepaid expenses and other current assets	4,499	3,750
Total current assets	193,783	226,496
Property and equipment, net	53,482	41,048
Other assets:
Amortizable intangible assets, net	67,848	69,275
Goodwill	90,512	83,699
Other intangible assets	18,669	15,287
Other non-current assets	6,467	2,940
Total other assets	183,496	171,201

Total assets	$430,761	$438,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$17,002	$12,649
Accrued compensation and benefits	12,616	11,325
Current portion of long-term debt with affiliate	156	152
Current portion of acquisition installment payable	1,304	10,149
Other current liabilities	8,491	7,391
Total current liabilities	39,569	41,666
Long-term liabilities:
Long-term debt, net of current portion	9,250	9,297
Long-term debt with affiliate, net of current portion	532	611
Acquisition installment payable, net of current portion	2,371	3,551
Deferred income taxes	4,739	5,483
Other long-term liabilities	3,007	1,112
Total long-term liabilities	19,899	20,054

Total liabilities	59,468	61,720

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 24,216,738 shares and 23,378,408 shares issued as of June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	593,087	580,287
Accumulated deficit	(211,576)	(197,742)
Accumulated other comprehensive loss	(10,224)	(5,526)
Total stockholders' equity	371,293	377,025
Total liabilities and stockholders' equity	$430,761	$438,745

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$52,802	$39,559	$97,487	$71,147
Cost of revenue	12,003	9,534	24,514	17,561
Gross profit	40,799	30,025	72,973	53,586
Operating expenses:
Sales and marketing	16,593	13,533	30,762	26,082
General and administrative	27,329	19,112	52,059	36,269
Research and development	2,543	2,966	5,541	5,412
Total operating expenses	46,465	35,611	88,362	67,763
Operating loss	(5,666)	(5,586)	(15,389)	(14,177)
Other expense (income):
Interest expense, net	261	294	898	84
Fair value adjustment of contingent consideration	—	(2,304)	—	(2,974)
Other expense (income), net	120	(289)	96	(620)
Total other expense (income), net	381	(2,299)	994	(3,510)
Loss before income taxes	$(6,047)	$(3,287)	$(16,383)	$(10,667)
Provision for income taxes (benefit)	(18)	(401)	(2,549)	(975)
Net loss	$(6,029)	$(2,886)	$(13,834)	$(9,692)
Weighted average shares outstanding
Basic and diluted	23,145,064	22,704,723	22,982,921	22,587,022
Net loss per share
Basic and diluted	$(0.26)	$(0.13)	$(0.60)	$(0.43)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(6,029)	$(2,886)	$(13,834)	$(9,692)
Other comprehensive loss:
Foreign currency translation adjustment	(3,263)	(1,858)	(4,689)	(2,820)
Unrealized gain (loss) on short-term investments	—	(7)	109	610
Adjustment for realized gain on securities	—	—	(118)	(301)
Other comprehensive loss, net of tax	(3,263)	(1,865)	(4,698)	(2,511)
Comprehensive loss	$(9,292)	$(4,751)	$(18,532)	$(12,203)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(7,805)	—	(7,805)
Other comprehensive loss	—	—	—	—	(1,435)	(1,435)
Restricted stock	162,003	—	2,799	—	—	2,799
Balance at March 31, 2024	23,540,411	$6	$583,086	$(205,547)	$(6,961)	$370,584
Net loss	—	—	—	(6,029)	—	(6,029)
Other comprehensive loss	—	—	—	—	(3,263)	(3,263)
Stock portion of MedTech anniversary payment	4,288	—	133	—	—	133
Stock portion of ApiFix anniversary installment	245,812	—	6,929	—	—	6,929
Restricted stock	426,227	—	2,939	—	—	2,939
Balance at June 30, 2024	24,216,738	$6	$593,087	$(211,576)	$(10,224)	$371,293

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(6,806)	—	(6,806)
Other comprehensive loss	—	—	—	—	(646)	(646)
Restricted stock	264,156	—	1,959	—	—	1,959
Balance at March 31, 2023	23,142,118	$6	$562,769	$(183,574)	$(6,046)	$373,155
Net loss	—	—	—	(2,886)	—	(2,886)
Other comprehensive loss	—	—	—	—	(1,865)	(1,865)
Restricted stock	14,591	—	3,456	—	—	3,456
Consideration for MedTech acquisition	43,751	—	2,274	—	—	2,274
Stock portion of ApiFix anniversary installment	140,003	—	6,178	—	—	6,178
Balance at June 30, 2023	23,340,463	$6	$574,677	$(186,460)	$(7,911)	$380,312

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(13,834)	$(9,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,807	7,928
Stock-based compensation	5,738	5,415
Fair value adjustment of contingent consideration	—	(2,974)
Accretion of acquisition installment payable	537	812
Deferred income taxes	(2,955)	(975)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(4,583)	(8,964)
Inventories, net	(10,420)	(11,860)
Prepaid expenses and other current assets	(403)	72
Accounts payable - trade	4,150	9,724
Accrued expenses and other liabilities	959	1,325
Other	(1,778)	(1,645)
Net cash used in operating activities	(12,782)	(10,834)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	(20,693)	—
Acquisition of MedTech	—	(3,097)
Sale of short-term marketable securities	49,855	72,347
Purchase of short-term marketable securities	—	(44,600)
Purchases of property and equipment	(13,144)	(10,563)
Net cash provided by investing activities	16,018	14,087

FINANCING ACTIVITIES
Installment payment for ApiFix	(2,250)	(2,000)
Installment payment for MedTech	(1,250)	—
Payments on acquisition note	(928)	—
Payment of debt issuance costs	(343)	—
Payments on mortgage notes	(71)	(71)
Net cash used in financing activities	(4,842)	(2,071)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(531)	(335)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,137)	847

Cash, cash equivalents and restricted cash, beginning of year	$33,027	$10,462
Cash, cash equivalents and restricted cash, end of period	$30,890	$11,309

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$760	$11
Transfer of instruments between property and equipment and inventory	$281	$367
Issuance of common shares for ApiFix installment	$6,929	$6,178
Issuance of common shares for MedTech installment	$133	$2,274
Right-of-use assets obtained in exchange for lease liabilities	$—	$293
Debt issuance costs not yet paid	$67	$—
See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments, and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLoc Duo®, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO® Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house plus clinical services.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis, sports medicine and specialty bracing and clinical services product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $211,576 and $197,742 as of June 30, 2024 and December 31, 2023, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2024 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

The following tables present the impact of the reclassification on our condensed consolidated statements of operations:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Sales and marketing (prior presentation)	$13,165	$25,381
Reclassification	368	701
Sales and marketing (new presentation)	$13,533	$26,082

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
General and administrative (prior presentation)	$19,654	$37,320
Reclassification	(542)	(1,051)
General and administrative (new presentation)	$19,112	$36,269

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development (prior presentation)	$2,792	$5,062
Reclassification	174	350
Research and development (new presentation)	$2,966	$5,412

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

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $22,000 in cash, subject to customary adjustments related to net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Incentive Award Plan. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$22,000
Assets
Cash	1,307
Accounts receivable - trade	2,876
Inventories	1,093
Prepaid expenses and other current assets	378
Property and equipment	4,360
Amortizable intangible assets	3,720
Other intangible assets	3,650
Other non-current assets	2,038
Total assets	19,422
Liabilities
Accounts payable-trade	581
Other current liabilities	1,630
Long-term debt, including current portion	1,157
Deferred tax liability	2,268
Other non-current liabilities	1,003
Total liabilities	6,639
Less: total net assets	12,783
Goodwill	$9,217

The fair value of identifiable intangible assets and certain long-lived assets were based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,650	Indefinite
Customer Relationships & Other	3,720	12 years
	$7,370

The following table represents the pro forma net revenue and net loss assuming the acquisition of Boston O&P occurred on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$52,802	$45,837	$97,918	$84,272
Net loss	$(6,029)	$(2,770)	$(13,809)	$(9,460)

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

During the three and six months ended June 30, 2024, the Company paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 of the Company's common stock approximating $133 which reduced the amount of the acquisition installment payable on our balance sheet. In addition, we issued 38,594 shares of our common stock to one individual on the first anniversary date in exchange for their continued service through the vesting date which had been accounted for as stock based compensation expense in the post-combination consolidated financial statements.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

Total
Goodwill at January 1, 2024	$83,699
Boston O&P acquisition	9,217
Foreign currency translation impact	(2,404)
Goodwill at June 30, 2024	$90,512

Intangible Assets

As of June 30, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.7 years	$44,328	$(12,215)	$32,113
Intellectual Property & Capitalized Software	8.6 years	16,027	(3,296)	12,731
Customer Relationships & Other	11.9 years	22,294	(4,070)	18,224
License Agreements	3.4 years	10,733	(5,953)	4,780
Total amortizable assets		$93,382	$(25,534)	$67,848

As of December 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.2 years	$45,646	$(11,008)	$34,638
Intellectual Property & Capitalized Software	9.1 years	16,026	(2,524)	13,502
Customer Relationships & Other	12.4 years	18,862	(3,270)	15,592
License Agreements	3.8 years	10,733	(5,190)	5,543
Total amortizable assets		$91,267	$(21,992)	$69,275

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $18,669 and $15,287 as of June 30, 2024 and December 31, 2023, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the six months ended June 30, 2024 was driven by foreign currency translation adjustments and the Boston O&P acquisition.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. The balance of short-term investments was zero at June 30, 2024.

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The contingent consideration was zero as of both June 30, 2024 and December 31, 2023.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2024	December 31, 2023
Term loan and final payment	$10,300	$10,300
Mortgage payable to affiliate	688	763
Acquisition note payable	229	—
Total debt	11,217	11,063
Less: debt discount and issuance costs	1,279	1,003
Less: current maturities	156	152
Long-term debt, net of current maturities	$9,782	$9,908

On December 29, 2023, the Company entered into an $80 million Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among (i) the Company and other borrowers party to the Credit Agreement (collectively, the “Borrowers”), (ii) MidCap Funding IV Trust, as Agent (“Agent”), (iii) MidCap Financial Trust, as Term Loan Servicer (“Servicer”), and (iv) the financial institutions or other entities from time to time party thereto as Lenders (collectively, “Lenders”). Under the terms of the Credit Agreement, the Lenders have provided to Borrowers a term loan in an aggregate principal amount that will not exceed $30 million available in three tranches of $10 million each subject to certain draw conditions (the “Term Loan”) and a revolving loan in an aggregate principal amount that will not exceed

$50 million (the “Revolving Loan”). Borrowings are available subject to certain levels of working capital for the Revolving Loan. As of June 30, 2024, the borrowing availability under the Revolving Loan was approximately $19.0 million. The second tranche of the Term Loan is eligible to be drawn between July 1, 2024 through June 30, 2025. The third tranche of the Term Loan is eligible to be drawn between January 1, 2025 through June 30, 2025. The Company must meet certain cash usage requirements at the time of each draw to be eligible to access these term loans. Interest on the Term Loan will accrue at the greater of (a) One Month Term SOFR plus 6.50% or (b) 9.0% and interest on the Revolving Loan will accrue at the greater of (a) One Month Term SOFR plus 4.0% or (b) 6.50% (the “Applicable Rate”) and will be payable monthly by the Borrowers. The Term Loans may be prepaid in full through December 29, 2024 with payment of a 3.00% prepayment premium, after which they may be prepaid in full through December 29, 2025 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through December 29, 2026 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 3.00% ("Final Payment") of the amount of the Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Terms Loans in full, and is accounted for as debt discount. The first tranche of $10 million was issued under the Term Loan upon execution. Payments of principal and all accrued but unpaid interest will be due and payable upon the earlier of: (i) December 1, 2028; (ii) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company; (iii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iv) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the Credit Agreement), or (v) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of the Company. The loans under the Credit Agreement are secured by a security interest in the Company’s and other Borrowers' assets. The Credit Agreement provides for customary events of default. If an event of default is not cured within the time periods specified (if any), the Lenders and Agent have the right to accelerate the Company’s payment of principal and interest in addition to other rights and remedies.

The Credit Agreement includes certain customary non-financial covenants, and also include certain financial covenants related to the Company achieving minimum revenue targets over a trailing twelve month period and maintaining minimum liquidity of $10 million. The Credit Agreement was amended on May 3, 2024 to clarify the inputs into the financial covenant calculations. No other changes were made to the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement, as amended, as of June 30, 2024 and December 31, 2023.

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

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At June 30, 2024, the mortgage balance was $688 of which current principal of $156 was included in the current portion of long-term debt. As of December 31, 2023, the mortgage balance was $763 of which current principal due of $152 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron, the mortgage note payable to Tawani Enterprises Inc. and the term loan with MidCap was $421 and $11 for the three months ended June 30, 2024 and 2023, respectively, and $760 and $22 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2024, the income tax benefit was $2,549 compared to $975 for the six months ended June 30, 2023. Our effective income tax rate was 15.6% and 9.1% for the six months ended June 30, 2024 and 2023, respectively. The higher effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2024 and December 31, 2023, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix, Ltd. and Pega Medical. The Company has recorded a tax benefit for losses generated in Israel and a tax expense for income generated in Canada during the period ended June 30, 2024.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2024	592,453	1.6	13,851	1.7
Granted	556,109		7,900
Forfeited	(6,473)		(100)
Vested	(95,116)		—
Outstanding at June 30, 2024	1,046,973	2.0	21,651	1.7

On June 11, 2024, we granted an aggregate of 345,985 shares of restricted stock to eight members of management. The restricted stock was granted pursuant to the Company's 2024 Incentive Award Plan. While restricted stock awards generally vest over three years, these restricted stock awards provide for a vesting period ending on March 15, 2027 in order to align the vesting dates with the vesting dates of other restricted stock awards held by members of management.

At June 30, 2024, there was $25,764 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $2,939 and $3,456 for the three months ended June 30, 2024 and 2023, respectively, and $5,738 and $5,415 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,029)	$(2,886)	$(13,834)	$(9,692)

Weighted average shares outstanding for basic and diluted	23,145,064	22,704,723	22,982,921	22,587,022
Net loss per share - basic and diluted	$(0.26)	$(0.13)	$(0.60)	$(0.43)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive.

The contingently issuable shares in the paragraph above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding our commitment to issue future equity under the MedTech acquisition. Additionally, as a component of the acquisition of ApiFix, the Company is obligated to make anniversary installment payments on the second, third and fourth anniversary of the acquisition date. These payments included a minimum cash component with the remaining settled in common stock. See Note 3 under Item 8 in the Company's Annual Report on Form 10-K for additional information regarding this business combination. During the three and six months ended June 30, 2024, the final anniversary payment was made to ApiFix and no additional shares of common stock are issuable under the ApiFix acquisition.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and six months ended June 30, 2024 or 2023. No individual customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2024 and December 31, 2023.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2024	2023	2024	2023
U.S.	$41,249	$29,587	$75,554	$53,388
International	11,553	9,972	21,933	17,759
Total	$52,802	$39,559	$97,487	$71,147

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2024	2023	2024	2023
Trauma and deformity	$37,771	$27,514	$71,073	$50,909
Scoliosis	13,682	10,893	23,886	17,966
Sports medicine/other	1,349	1,152	2,528	2,272
Total	$52,802	$39,559	$97,487	$71,147

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to the expired debt and credit agreements and mortgage with Squadron (the Company's largest investor) and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure

Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $141 and $149 for the three months ended June 30, 2024 and 2023, respectively, and $523 and $395 for the six months ended June 30, 2024 and 2023, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2024, the Company has recorded a lease liability of $4,162 and corresponding right-of-use asset of $4,539 on its condensed consolidated balance sheet. We assumed $1,579 of operating right-of-use assets and lease liabilities in connection with our acquisition of Boston O&P.

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

On December 12, 2023, the Court ordered IMED has until March 13, 2024, to appear before the Court and show cause why this case should not be dismissed for failure to pursue arbitration consistent with the Court’s orders. On March 13, 2024, a hearing took place to discuss the status of IMED’s effort to re-initiate arbitration. Thereafter, on March 25, 2024, the court ordered, if, by April 27, 2024, IMED has not begun arbitration, resolved this case, or substantiated (in the form of an attorney and client declaration) that it has executed an agreement with a litigation funder to pay for arbitration proceedings, to pay the balance due to the subject arbitration association and to re-instate the arbitration, the Court will dismiss this case without prejudice. On April 26, 2024, IMED informed the Court it has executed an agreement with a litigation funder to pay for arbitration proceedings, to pay the balance due to the subject arbitration association, and to reinstate the arbitration, and is in the final stages of resolving the balance due to the subject arbitration association. However, as of June 30, 2024, IMED has not re-initiated arbitration.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of June 30, 2024, the remaining purchase commitment under the agreement was $1,092 for the year ended December 31, 2024 and $1,456 for the year ended December 31, 2025.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the six months ended June 30, 2024, the Company recorded an expense of $976 based on current estimates. The Company recorded $576 of expense for the six months ended June 30, 2023.

Royalties

As of June 30, 2024, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2024, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 14 – SUBSEQUENT EVENT

Term Loan Agreement

On August 5, 2024 (the “Signing Date”), the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into that certain Credit Agreement and Guaranty (the “Term Loan Agreement”), by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP (“Braidwell”), as lenders, the other lenders from time to time party thereto (together with Braidwell, the “Term Lenders”), and Wilmington Trust, National Association, as agent (the “Term Agent”). The Term Loan Agreement provides for (i) an initial term loan facility in the initial principal amount of $25.0 million, which will be funded in its entirety on the Closing Date (as defined therein) and (ii) a delayed draw term loan facility (the “DDTL”) in an aggregate principal amount not to exceed $25.0 million, which, subject to certain conditions set forth in the Term Loan Agreement, may be drawn until the date that is 12 months after the Signing Date.

Loans borrowed pursuant to the Term Loan Agreement (the “Term Loans”) bear interest at a rate per annum equal to SOFR Interest Rate (as defined in the Term Loan Agreement and with a floor of 3.25%) plus 6.50%. The Company has the option to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate. The Term Loans do not amortize and will be interest-only until the August 5, 2029 maturity date, at which time all unpaid principal and accrued and unpaid interest, fees and expenses due under the Term Loan Agreement will become due and payable. The Company is obligated to pay certain upfront fees and agency fees in connection with the Term Loan Agreement.

The Company may pay all or a portion of the outstanding principal and accrued and unpaid interest under the Term Loan Agreement at any time upon prior notice to the Term Lenders subject to (i) a repayment fee schedule of, depending on when the repayment is made, 3.00% of the principal amount of any such repayment during the first 12 months of the Term Loan Agreement or applicable DDTL funding date, 2.00% of the principal amount of any such repayment during months 13 through 24 of the Term Loan Agreement or applicable DDTL funding date, 1.00% of the principal amount of any such repayment during months 25 through 36 of the Term Loan Agreement or applicable DDTL funding date, and 0.00% thereafter and (ii) an exit fee equal to 2.00% of the principal amount of any such repayment. The Term Loan Agreement contains customary mandatory prepayment provisions. Once repaid or prepaid, the Term Loans may not be reborrowed.

The Term Loan Agreement includes customary conditions to borrowing, representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Credit Parties’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Term Loan Agreement also has financial covenants requiring the Credit Parties to (i) maintain at all times unrestricted cash held in US accounts subject to Lenders’ first priority lien equal to at least 25% of the aggregate principal amount of any outstanding Term Loans and (ii) maintain certain minimum net product sales as set forth therein.

The Term Loan Agreement also contains customary events of default, including among other things, the Credit Parties’ failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events, or the Credit Parties’ breach of the covenants under the Term Loan Agreement. Upon the occurrence of an event of default, the Term Lenders may, among other things, accelerate the Credit Parties’ obligations under the Term Loan Agreement.

As security for their obligations under the Term Loan Agreement, the Credit Parties granted the Term Agent a continuing first priority security interest in substantially all of their assets (including intellectual property), subject to certain customary exceptions.

Proceeds from the Term Loans will be used to pay existing debt, transaction fees incurred in connection with the Term Loan Agreement and the Notes (as defined below), up to $5.0 million to repurchase shares of the Company’s common stock, and for working capital needs and general corporate purposes of the Credit Parties.

Indenture and Convertible Notes

On August 5, 2024, the Company also entered into a Purchase Agreement (the “Purchase Agreement”) with Braidwell Transaction Holdings LLC – Series 10 (the “Purchaser”), whereby the Purchaser has agreed to purchase $50.0 million in aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due February 15, 2030 (the “Notes”). The Notes will be issued pursuant to, and will governed by, an indenture (the “Indenture”), to be dated as of the closing date of the issue and sale of the Notes, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The Notes will be the Company’s senior, unsecured obligations and will be (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; and (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

The Notes will accrue interest at a rate of 4.75% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2024. The Notes will mature on February 15, 2030, unless earlier repurchased, redeemed, or converted. Before November 15, 2029, noteholders will have the right to convert their Notes only upon the occurrence of certain events, including, but not limited to, the Company’s common stock trading above 130% of the conversion price for a specified period, the Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 24.4021 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $40.98 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 21, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the Notes are Freely Tradable (as defined in the Indenture) and any accrued and unpaid additional interest pursuant to the Notes has been paid as of the redemption date, and (ii) the last reported sale price per share of the Company’s common stock exceeds 140% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Notes will have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease, or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its obligation to convert a note in accordance with the Indenture upon the exercise of the conversion right with respect thereto, if not cured within two business days after its occurrence; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $25.0 million; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $25.0 million where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (viii) certain events of bankruptcy, insolvency, and reorganization involving the Company or any of the Company’s significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

Proceeds from the Notes will be used to pay existing debt of approximately $10.0 million, transaction fees (including original issue discount, prepayment penalties, advisor fees, trustee/agent fees and attorney fees) incurred in connection with the Purchase Agreement, Indenture and Notes of approximately $6.5 million, and for working capital needs and general corporate purposes of the Company and its subsidiaries.

Stock Repurchase Program

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5.0 million in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. On a share basis using the closing price of the Company’s common stock on August 2, 2024 of $29.56, the amount of common stock subject to the repurchase program represents approximately 0.7% of the Company’s outstanding common stock. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number, and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions, and applicable legal requirements.

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

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis, sports medicine and specialty bracing and clinical services product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $3.9 billion opportunity globally, including over $1.7 billion in the United States.

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

The majority of our revenue has been generated in the United States, where we sell our products through a network of multiple direct sales representatives as well as 40 independent sales agencies employing 216 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, expanding our product offering and expanding clinics to many other childrens hospitals.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase (Decrease)%		2024	2023	Increase (Decrease)%
Net revenue	$52,802	$39,559	$13,243	33%	$97,487	$71,147	$26,340	37%
Cost of revenue	12,003	9,534	2,469	26%	24,514	17,561	6,953	40%
Sales and marketing expenses	16,593	13,533	3,060	23%	30,762	26,082	4,680	18%
General and administrative expenses	27,329	19,112	8,217	43%	52,059	36,269	15,790	44%
Research and development expenses	2,543	2,966	(423)	(14)%	5,541	5,412	129	2%
Other expense (income), net	381	(2,299)	2,680	(117)%	994	(3,510)	4,504	(128)%
Provision for income taxes (benefit)	(18)	(401)	383	96%	(2,549)	(975)	(1,574)	(161)%
Net loss	$(6,029)	$(2,886)	$3,143	109%	$(13,834)	$(9,692)	$4,142	43%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2024	2023	2024	2023
U.S.	$41,249	$29,587	$75,554	$53,388
International	11,553	9,972	21,933	17,759
Total	$52,802	$39,559	$97,487	$71,147
	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2024	2023	2024	2023
Trauma and deformity	$37,771	$27,514	$71,073	$50,909
Scoliosis	13,682	10,893	23,886	17,966
Sports medicine/other	1,349	1,152	2,528	2,272
Total	$52,802	$39,559	$97,487	$71,147

Net revenue increased $13.2 million, or 33%, from $39.6 million for the three months ended June 30, 2023 to $52.8 million for the three months ended June 30, 2024. Net revenue increased $26.3 million, or 37%, from $71.1 million for the six months ended June 30, 2023 to $97.5 million for the six months ended June 30, 2024. The increase during the three and six month periods ended June 30, 2024 was primarily driven by the addition of Boston O&P sales, as well as strong performance across global Trauma and Deformity, domestic Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $10.3 million, or 37%, from $27.5 million during the three months ended June 30, 2023, to $37.8 million for the three months ended June 30, 2024. Sales increased $20.2 million, or 40%, from $50.9 million during the six months ended June 30, 2023, to $71.1 million for the six months ended June 30, 2024. The increase for the three and six month periods ended June 30, 2024 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems, as well as the addition of Boston O&P. Scoliosis sales increased $2.8 million, or 26%, from $10.9 million during the three months ended June 30, 2023, to $13.7 million for the three months ended June 30, 2024. Sales increased $5.9 million, or 33%, from $18.0 million during the six months ended June 30, 2023, to $23.9 million for the six months ended June 30, 2024. The increase for three and six month period ended June 30, 2024 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology, as well as the addition of Boston O&P. Sports medicine / other increased $0.2 million, or 17%, during the three months ended June 30, 2024. Revenue increased $0.3 million, or 11%, during the six months ended June 30, 2024. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.5 million, or 26%, from $9.5 million for the three months ended June 30, 2023 to $12.0 million for the three months ended June 30, 2024. Cost of revenue increased $7.0 million, or 40%, from $17.6 million for the six months ended June 30, 2023 to $24.5 million for the six months ended June 30, 2024. The increases were due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions. Gross margin was 77% and 76% for the three months ended June 30, 2024 and June 30, 2023, respectively. The gross margin was 75% for each of the six months ended June 30, 2024 and June 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.1 million, or 23%, to $16.6 million for the three months ended June 30, 2024 from $13.5 million for the three months ended June 30, 2023. Sales and marketing expenses increased $4.7 million, or 18%, to $30.8 million for the six months ended June 30, 2024 from $26.1 million for the six months ended June 30, 2023. The changes in the three and six month periods ended June 30, 2024 were due primarily to increased sales commission expenses, as well as the addition of Boston O&P.

General and Administrative Expenses

General and administrative expenses increased $8.2 million, or 43%, from $19.1 million for the three months ended June 30, 2023 to $27.3 million for the three months ended June 30, 2024, and increased $15.8 million, or 44%, from $36.3 million for the six months ended June 30, 2023 to $52.1 million for the six months ended June 30, 2024. The increases for the three and six month periods ended June 30, 2024 were due primarily to the addition of Boston O&P. Stock compensation increased $0.3 million for the six months ended June 30, 2024 due to the increase in personnel and also as a result of restricted stock issued as part of the Boston O&P acquisition.

Depreciation and amortization expenses increased $0.7 million, or 17%, from $4.1 million for the three months ended June 30, 2023 to $4.8 million for the three months ended June 30, 2024, and increased $1.9 million, or 24%, from $7.9 million for the six months ended June 30, 2023 to $9.8 million for the six months ended June 30, 2024. The increase in depreciation for the three and six month periods ended June 30, 2024 was primarily due to higher set deployments and increased amortization associated with acquisitions, as well as the addition of Boston O&P.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 14%, from $3.0 million for the three months ended June 30, 2023 to $2.5 million for the three months ended June 30, 2024, and increased $0.1 million, or 2%, from $5.4 million for the six months ended June 30, 2023 to $5.5 million for the six months ended June 30, 2024. The fluctuations for the three and six month periods ended June 30, 2024 were primarily due to the timing of product development and the addition of personnel to support the future growth of the business during the first quarter of 2024.

Total Other (Income) Expenses

Other expense was $0.4 million for the three months ended June 30, 2024 compared to other income of $2.3 million for the three months ended June 30, 2023, a change of $2.7 million or 117%, and other expense was $1.0 million for the six months ended June 30, 2024 compared to other income of $3.5 million for the six months ended June 30, 2023, a change of $4.5 million or 128%. The change for both periods ended June 30, 2024 was primarily due to the fair value adjustment of contingent consideration associated with our ApiFix acquisition, which generated income in the comparative prior year period, partially offset by an increase to net interest expense related to the new Term Loan with MidCap.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $12.8 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $211.6 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2024, we had cash and cash equivalents, restricted cash and short-term investments of $30.9 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(12,782)	$(10,834)
Net cash provided by investing activities	16,018	14,087
Net cash used in financing activities	(4,842)	(2,071)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(531)	(335)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,137)	$847

Cash Used in Operating Activities

Net cash used in operating activities was $12.8 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $12.1 million for the six months ended June 30, 2024 compared to $11.3 million for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily driven by inventory purchases to support sales growth as well as changes in accounts receivable and accounts payable associated with the increased sales and acquired inventory, respectively.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $16.0 million compared to $14.1 million for the six months ended June 30, 2023. Net cash provided by investing activities for the six months ended June 30, 2024 consisted primarily of the sale of short-term marketable securities offset by purchases of property, plant and equipment of $13.1 million, the majority of which is instrument sets. The change in cash related to investing activities is primarily driven by business combinations and the purchase of short term marketable securities which decreased from the prior year.

Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $4.8 million consisting of $2.3 million related to the ApiFix fourth and final anniversary payment and $1.3 million related to the MedTech first year anniversary payment. Net cash used in financing activities for the six months ended June 30, 2023 was $2.1 million consisting of $2.0 million related to the ApiFix third year anniversary payment.

On August 2, 2024, the Board of Directors of the Company approved a limited stock repurchase program of up to $5.0 million in aggregate investment of the Company’s outstanding common stock, $0.00025 par value per share. On a share basis, using the closing price of the Company's common stock on August 2, 2024 of $29.56 the amount of common stock subject to the repurchase program represents approximately 0.7 percent of the Company’s outstanding shares. The Company has not yet repurchased any shares of its common stock pursuant to the repurchase program. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1.0 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Company). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Indebtedness

The Company is party to a $80 million Credit, Security and Guaranty Agreement with Midcap Funding IV Trust and Midcap Financial Trust and other parties named therein. As of June 30, 2024, there was $10 million outstanding indebtedness under the Credit Agreement.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On April 1, 2024, the Company issued 245,812 unregistered shares of its common stock, $0.00025 par value per share, as the Fourth Anniversary payment related to the previous acquisition of ApiFix. The shares were valued at $28.19 per share on the date of issuance.

On May 1, 2024, the Company issued 42,882 unregistered shares of its common stock, $0.00025 par value per share, in connection with the First Anniversary payment related to the previous acquisition of MedTech. The shares were valued at $31.04 per share on the date of issuance.

On August 2, 2024, the Board of Directors of the Company approved a limited stock repurchase program of up to $5.0 million in aggregate investment of the Company’s outstanding common stock, $0.00025 par value per share. If not yet repurchased as of December 31, 2024, the dollar limit on repurchases thereafter is reduced to $250,000 per annum. The program does not have an expiration date. However, it may be discontinued by the Board of Directors at any time. The Company has not yet repurchased any shares of its common stock pursuant to the repurchase program.

b. Use of Proceeds.

None.

c. Issuer Purchases of Equity Securities.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On May 31, 2024, Mr. Greg Odle, the Company's President of Scoliosis, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 7,500 shares of the Company's common stock. The plan has an effective date of August 29, 2024 and will terminate on August 28, 2025, subject to early termination for certain specified events set forth in the plan.

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

10.1	*
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective January 1, 2023 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

10.2
Credit, Security and Guaranty Agreement, dated December 29, 2023, by and among OrthoPediatrics Corp., MidCap Financial Trust, and other parties named therein (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 2, 2024 (SEC File No. 001-38242)

10.3
Credit Agreement and Guaranty, dated as of August 5, 2024, by and among OrthoPediatrics Corp. and its wholly owned domestic subsidiaries, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on August 5, 2024 (SEC File No. 001-38242)

10.4
Purchase Agreement, dated August 5, 2024, by and between OrthoPediatrics Corp. and Braidwell Transaction Holdings LLC - Series 10 (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on August 5, 2024 (SEC File No. 001-38242)

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

August 6, 2024	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)