Form 10-Q
period 2024-09-30
ORTHOPEDIATRICS CORP
filed 2024-11-07
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 24,215,936 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,047	$31,055
Restricted cash	1,998	1,972
Short-term investments	25,017	49,251
Accounts receivable - trade, net of allowances of $1,025 and $1,373, respectively	42,827	34,617
Inventories, net	120,934	105,851
Prepaid expenses and other current assets	6,489	3,750
Total current assets	248,312	226,496

Property and equipment, net	54,765	41,048
Other assets:
Amortizable intangible assets, net	65,955	69,275
Goodwill	91,262	83,699
Other intangible assets	18,744	15,287
Other non-current assets	10,256	2,940
Total other assets	186,217	171,201

Total assets	$489,294	$438,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$11,647	$12,649
Accrued compensation and benefits	13,221	11,325
Current portion of long-term debt with affiliate	158	152
Current portion of acquisition installment payable	1,325	10,149
Other current liabilities	8,274	7,391
Total current liabilities	34,625	41,666
Long-term liabilities:
Long-term term loan	23,948	9,297
Long-term convertible note	47,831	—
Long-term debt with affiliate, net of current portion	491	611
Other long-term debt, net of current portion	244	—
Acquisition installment payable, net of current portion	2,412	3,551
Deferred income taxes	4,025	5,483
Other long-term liabilities	4,799	1,112
Total long-term liabilities	83,750	20,054

Total liabilities	118,375	61,720

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 24,214,046 shares and 23,378,408 shares issued as of September 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	597,009	580,287
Accumulated deficit	(219,495)	(197,742)
Accumulated other comprehensive loss	(6,601)	(5,526)
Total stockholders' equity	370,919	377,025
Total liabilities and stockholders' equity	$489,294	$438,745

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$54,573	$39,972	$152,060	$111,119
Cost of revenue	14,513	9,019	39,027	26,580
Gross profit	40,060	30,953	113,033	84,539
Operating expenses:
Sales and marketing	16,750	13,942	47,512	40,024
General and administrative	26,299	17,973	78,358	54,242
Tradename impairment	—	985	—	985
Research and development	2,577	2,561	8,118	7,973
Total operating expenses	45,626	35,461	133,988	103,224

Operating loss	(5,566)	(4,508)	(20,955)	(18,685)
Other expense (income):
Interest expense, net	404	21	1,302	105
Loss on early extinguishment of debt	3,230	—	3,230	—
Fair value adjustment of contingent consideration	—	—	—	(2,974)
Other expense (income), net	(63)	(787)	33	(1,407)
Total other expense (income), net	3,571	(766)	4,565	(4,276)

Loss before income taxes	$(9,137)	$(3,742)	$(25,520)	$(14,409)
Provision for income taxes (benefit)	(1,218)	849	(3,767)	(126)
Net loss	$(7,919)	$(4,591)	$(21,753)	$(14,283)
Weighted average shares outstanding
Basic and diluted	23,171,249	22,762,823	23,046,155	22,646,087
Net loss per share
Basic and diluted	$(0.34)	$(0.20)	$(0.94)	$(0.63)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,919)	$(4,591)	$(21,753)	$(14,283)
Other comprehensive loss:
Foreign currency translation adjustment	3,623	(3,947)	(1,066)	(6,767)
Unrealized gain on short-term investments	—	251	109	861
Adjustment for realized gain on securities	—	(559)	(118)	(860)
Other comprehensive income (loss), net of tax	3,623	(4,255)	(1,075)	(6,766)
Comprehensive loss	$(4,296)	$(8,846)	$(22,828)	$(21,049)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(7,805)	—	(7,805)
Other comprehensive loss	—	—	—	—	(1,435)	(1,435)
Restricted stock	162,003	—	2,799	—	—	2,799
Balance at March 31, 2024	23,540,411	$6	$583,086	$(205,547)	$(6,961)	$370,584
Net loss	—	—	—	(6,029)	—	(6,029)
Other comprehensive loss	—	—	—	—	(3,263)	(3,263)
Stock portion of MedTech anniversary payment	4,288	—	133	—	—	133
Stock portion of ApiFix anniversary installment	245,812	—	6,929	—	—	6,929
Restricted stock	426,227	—	2,939	—	—	2,939
Balance at June 30, 2024	24,216,738	$6	$593,087	$(211,576)	$(10,224)	$371,293
Net loss	—	—	—	(7,919)	—	(7,919)
Other comprehensive income	—	—	—	—	3,623	3,623
Restricted stock	(2,692)	—	3,922	—	—	3,922
Balance at September 30, 2024	24,214,046	$6	$597,009	$(219,495)	$(6,601)	$370,919

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(21,753)	$(14,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Tradename impairment	—	985
Depreciation and amortization	15,087	12,198
Stock-based compensation	9,660	7,779
Loss on early extinguishment of debt	3,230	—
Fair value adjustment of contingent consideration	—	(2,974)
Accretion of acquisition installment payable	599	1,092
Deferred income taxes	(3,907)	(899)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(5,178)	(12,878)
Inventories, net	(14,154)	(22,198)
Prepaid expenses and other current assets	(2,134)	(196)
Accounts payable - trade	(1,768)	11,492
Accrued expenses and other liabilities	308	3,288
Other	(3,051)	(2,909)
Net cash used in operating activities	(23,061)	(19,503)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	(20,225)	—
Clinic acquisition, net of cash acquired	(475)	—
Acquisition of MedTech, net of cash acquired	—	(3,097)
Acquisition of Rhino assets	—	(546)
Investment in private companies	(380)	—
Sale of short-term marketable securities	49,855	89,040
Purchase of short-term marketable securities	(25,000)	(48,600)
Purchases of property and equipment	(14,525)	(13,042)
Net cash (used in) provided by investing activities	(10,750)	23,755

FINANCING ACTIVITIES
Installment payment for ApiFix	(2,250)	(2,000)
Installment payment for MedTech	(1,250)	—
Proceeds from issuance of debt	73,533	—
Payment on debt	(12,231)	—
Payment of debt issuance costs	(3,085)	—
Proceeds from exercise of stock options	—	21
Payments on acquisition note	(928)	—
Payments on mortgage notes	(113)	(107)
Net cash provided by (used in) financing activities	53,676	(2,086)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	153	(396)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,018	1,770

Cash, cash equivalents and restricted cash, beginning of year	$33,027	$10,462
Cash, cash equivalents and restricted cash, end of period	$53,045	$12,232

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,381	$32
Issuance of common shares to acquire Rhino	$—	$478
Transfer of instruments between property and equipment and inventory	$966	$431
Issuance of common shares for ApiFix installment	$6,929	$6,178
Issuance of common shares for MedTech installment	$133	$2,274
Right-of-use assets obtained in exchange for lease liabilities	$3,220	$367
Debt issuance costs not yet paid	$260	$—

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments, and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLoc Duo®, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO® Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of Boston Brace 3D, implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house. We also operate multiple orthotic and prosthetic ("O&P") clinics delivering leading pediatric non-surgical O&P treatment.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis, sports medicine, specialty bracing and clinical services to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $219,495 and $197,742 as of September 30, 2024 and December 31, 2023, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2024 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

The following tables present the impact of the reclassification on our condensed consolidated statements of operations:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Sales and marketing (prior presentation)	$13,582	$38,963
Reclassification	360	1,061
Sales and marketing (new presentation)	$13,942	$40,024

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
General and administrative (prior presentation)	$18,507	$55,827
Reclassification	(534)	(1,585)
General and administrative (new presentation)	$17,973	$54,242

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Research and development (prior presentation)	$2,387	$7,449
Reclassification	174	524
Research and development (new presentation)	$2,561	$7,973

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

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $21,534 in cash, after adjusting for closing net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Incentive Award Plan. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$21,534
Assets
Cash	1,310
Accounts receivable - trade	2,749
Inventories	1,075
Prepaid expenses and other current assets	447
Property and equipment	6,259
Amortizable intangible assets	2,963
Other intangible assets	3,610
Other non-current assets	2,987
Total assets	21,400
Liabilities
Accounts payable-trade	581
Other current liabilities	2,064
Long-term debt, including current portion	1,157
Deferred tax liability	2,557
Other non-current liabilities	1,803
Total liabilities	8,162
Less: total net assets	13,238
Goodwill	$8,296

The fair value of identifiable intangible assets and certain long-lived assets were based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,610	Indefinite
Customer Relationships & Other	2,963	12 years
	$6,573

The following table represents the pro forma net revenue and net loss assuming the acquisition of Boston O&P occurred on January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$54,573	$46,585	$152,491	$130,857
Net loss	$(7,903)	$(4,475)	$(21,712)	$(13,935)

On July 1, 2024, Boston O&P also completed an acquisition of the assets, including inventory, related to orthotic and prosthetic device clinics located in Virginia and Maryland. Boston O&P paid $950 in total consideration, which was comprised of $475 of cash and a promissory note in the original principal amount of $475 payable in six quarterly installments with interest at a rate of 5.0% per annum.

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

During the nine months ended September 30, 2024, the Company paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 of the Company's common stock approximating $133 which reduced the amount of the acquisition installment payable on our balance sheet. In addition, we issued 38,594 shares of our common stock to one individual on the first anniversary date in exchange for their continued service through the vesting date which had been accounted for as stock based compensation expense in the post-combination consolidated financial statements.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

Total
Goodwill at January 1, 2024	$83,699
Boston O&P acquisition	8,296
Other clinic acquisitions	627
Foreign currency translation impact	(1,360)
Goodwill at September 30, 2024	$91,262

Intangible Assets

As of September 30, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.5 years	$44,903	$(13,147)	$31,756
Intellectual Property & Capitalized Software	8.4 years	16,027	(3,681)	12,346
Customer Relationships & Other	11.7 years	21,777	(4,462)	17,315
License Agreements	3.0 years	10,583	(6,045)	4,538
Total amortizable assets		$93,290	$(27,335)	$65,955

As of December 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	11.2 years	$45,646	$(11,008)	$34,638
Intellectual Property & Capitalized Software	9.1 years	16,026	(2,524)	13,502
Customer Relationships & Other	12.4 years	18,862	(3,270)	15,592
License Agreements	3.8 years	10,733	(5,190)	5,543
Total amortizable assets		$91,267	$(21,992)	$69,275

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $18,744 and $15,287 as of September 30, 2024 and December 31, 2023, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the nine months ended September 30, 2024 was driven by foreign currency translation adjustments and the Boston O&P acquisition.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Exchange Trade Mutual Funds	$25,017	$—	$—	$25,017

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Certificates of Deposit	$—	$25,792	$—	$25,792
Exchange Trade Mutual Funds	$5,015	$—	$—	$5,015
Treasury Bonds	$18,235	$—	$—	$18,235
Other	$207	$—	$—	$207

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The contingent consideration was zero as of both September 30, 2024 and December 31, 2023.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2024	December 31, 2023
Term loan and Final Payment	$25,500	$10,300
Convertible note	50,000	—
Mortgage payable to affiliate	649	763
Acquisition note payable	710	—
Total debt	76,859	11,063
Less: debt discount and issuance costs	3,721	1,003
Less: current maturities	624	152
Long-term debt, net of current maturities	$72,514	$9,908

Braidwell Term Loan

On August 5, 2024, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into that certain Credit Agreement and Guaranty (the “Term Loan Agreement”), by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP (“Braidwell”), as lenders, the other lenders from time to time party thereto (together with Braidwell, the “Term Lenders”), and Wilmington Trust, National Association, as agent (the “Term Agent”). The Term Loan Agreement provides for (i) an initial term loan facility in the initial principal amount of $25,000, which was funded in its entirety on August 12, 2024 and (ii) a delayed draw term loan facility (the “DDTL”) in an aggregate principal amount not to exceed $25,000, which, subject to certain conditions set forth in the Term Loan Agreement, may be drawn until August 5, 2025.

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

The Company may pay all or a portion of the outstanding principal and accrued and unpaid interest under the Term Loan Agreement at any time upon prior notice to the Term Lenders subject to (i) a repayment fee schedule of, depending on when the repayment is made, 3.00% of the principal amount of any such repayment during the first 12 months of the Term Loan Agreement or applicable DDTL funding date, 2.00% of the principal amount of any such repayment during months 13 through 24 of the Term Loan Agreement or applicable DDTL funding date, 1.00% of the principal amount of any such repayment during months 25 through 36 of the Term Loan Agreement or applicable DDTL funding date, and —% thereafter and (ii) an exit fee equal to 2.00% of the principal amount of any such repayment ("Final Payment"). The Term Loan Agreement contains customary mandatory prepayment provisions. Once repaid or prepaid, the Term Loans may not be reborrowed.

The Term Loan Agreement includes customary conditions to borrowing, representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Credit Parties’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Term Loan Agreement also has financial covenants requiring the Credit Parties to (i) maintain at all times unrestricted cash held in US accounts subject to Lenders’ first priority lien equal to at least 25% of the aggregate principal amount of any outstanding Term Loans and (ii) maintain certain minimum net product sales over a trailing twelve month period as set forth therein.

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

Braidwell Convertible Note

In addition to the Term Loans, on August 5, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Braidwell Transaction Holdings LLC – Series 10 (the “Purchaser”), whereby the Purchaser agreed to purchase $50,000 in aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due February 15, 2030 (the “Notes”) for an aggregate purchase price of $49,500. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of August 12, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The Notes represent the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; and (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

The Notes accrue interest at a rate of 4.75% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2024. The Notes will mature on February 15, 2030, unless earlier repurchased, redeemed, or converted. Before November 15, 2029, noteholders will have the right to convert their Notes only upon the occurrence of certain events, including, but not limited to, the Company’s common stock trading above 130% of the conversion price for a specified period, the Notes per $1 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 24.4021 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $40.98 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 21, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the Notes are Freely Tradable (as defined in the Indenture) and any accrued and unpaid additional interest pursuant to the Notes has been paid as of the redemption date, and (ii) the last reported sale price per share of the Company’s common stock exceeds 140% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease, or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its obligation to convert a note in accordance with the Indenture upon the exercise of the conversion right with respect thereto, if not cured within two business days after its occurrence; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $25,000; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $25,000 where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (viii) certain events of bankruptcy, insolvency, and reorganization involving the Company or any of the Company’s significant subsidiaries.

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

The debt facilities replaced the $80,000 Credit, Security, and Guaranty Agreement with MidCap Funding IV Trust and MidCap Financial Trust and other parties named therein, dated December 29, 2023 (the "MidCap Credit Agreement"). There was approximately $10,000 outstanding under the MidCap Credit Agreement and it was terminated in connection with the Term Loan Agreement.

MidCap Term Loan

Borrowings under the MidCap Credit Agreement accrued interest at an annual rate equal to the greater of (a) One Month Term SOFR plus 6.50% or (b) 9.0% and interest on the Revolving Loan would have accrued at the greater of (a) One Month Term SOFR plus 4.0% or (b) 6.50% (the “Applicable Rate”). The Company paid MidCap an unused commitment fee in an amount equal to the per annum rate of 0.50% (computed on the basis of a year of 360 days and the actual number of days elapsed) times the daily unused portion of the revolving credit commitment. The unused commitment fee was payable quarterly in arrears.

Borrowings under the MidCap Credit Agreement were made under a term loan (the "MidCap Term Loan") of $10,000 and a Revolving Loan of $50,000, payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The MidCap Term Loan and Revolving Loan matured at the earlier of (i) December 1, 2028; (ii) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company; (iii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iv) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the MidCap Credit Agreement), or (v) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of the Company.

Borrowings under the MidCap Credit Agreement were secured by a security interest in the Company’s and other Borrowers' assets. The MidCap Credit Agreement provided for customary events of default. If an event of default is not cured within the time periods specified (if any), the Lenders and Agent would have had the right to accelerate the Company’s payment of principal and interest in addition to other rights and remedies. The MidCap Credit Agreement included certain customary non-financial covenants, and also include certain financial covenants related to the Company achieving minimum revenue targets over a trailing twelve month period and maintaining minimum liquidity of $10,000. The MidCap Credit Agreement was amended on May 3, 2024 to clarify the inputs into the financial covenant calculations.

As a result of the termination of the MidCap Credit Agreement, the Company recorded a loss on the extinguishment of debt in the amount of $3,230 on the consolidated statement of operations for the three and nine months ended September 30, 2024.

Squadron Revolver

The MidCap Credit Agreement replaced the Fourth Amended and Restated Loan and Security Agreement with Squadron Capital, LLC ("Squadron"), (as amended, the "Squadron Loan Agreement"), which provided the Company with a $50,000 revolving credit facility. There was no indebtedness outstanding under the Squadron Loan Agreement when it was terminated in connection with the MidCap Credit Agreement on December 31, 2023.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At September 30, 2024, the mortgage balance was $649 of which current principal of $158 was included in the current portion of long-term debt. As of December 31, 2023, the mortgage balance was $763 of which current principal due of $152 was included in the current portion of long-term debt.

The aggregate interest expense relating to the notes payable to Squadron, the mortgage note payable to Tawani Enterprises Inc., the term loan with MidCap, the term loan with Braidwell, and the convertible note with Braidwell, was $945 and $10 for the three months ended September 30, 2024 and 2023, respectively, and $1,705 and $32 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2024, the income tax benefit was $3,767 compared to $126 for the nine months ended September 30, 2023. Our effective income tax rate was 14.8% and 0.9% for the nine months ended September 30, 2024 and 2023, respectively. The higher effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2024 and December 31, 2023, with the exception of certain deferred tax liabilities recognized in a foreign jurisdiction as a result of fair value adjustments recorded upon the acquisition of ApiFix, Ltd. and Pega Medical (OrthoPediatrics Canada ULC). The Company has recorded a tax benefit for losses generated in Israel and a tax expense for income generated in Canada during the period ended September 30, 2024.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2024	592,453	1.6	13,851	1.7
Granted	556,109		7,900
Forfeited	(9,165)		(200)
Vested	(96,616)		—
Outstanding at September 30, 2024	1,042,781	1.8	21,551	1.4

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

At September 30, 2024, there was $22,247 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $3,922 and $2,368 for the three months ended September 30, 2024 and 2023, respectively, and $9,660 and $7,779 for the nine months ended September 30, 2024 and 2023, respectively.

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of September 30, 2024.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(7,919)	$(4,591)	$(21,753)	$(14,283)

Weighted average shares outstanding for basic and diluted	23,171,249	22,762,823	23,046,155	22,646,087
Net loss per share - basic and diluted	$(0.34)	$(0.20)	$(0.94)	$(0.63)

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

The contingently issuable shares in the paragraph above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions of Pega Medical, ApiFix or MedTech. See Note 3 for additional information regarding our commitment to issue future equity under the MedTech acquisition. Additionally, as a component of the acquisition of ApiFix, the Company was obligated to make anniversary installment payments on the second, third and fourth anniversary of the acquisition date. These payments included a minimum cash component with the remaining settled in common stock. See Note 3 under Item 8 in the Company's Annual Report on Form 10-K for additional information regarding this business combination. During the nine months ended September 30, 2024, the final anniversary payment was made to ApiFix and no additional shares of common stock are issuable under the ApiFix acquisition.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and nine months ended September 30, 2024 or 2023. No individual customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2024 and December 31, 2023.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2024	2023	2024	2023
U.S.	$42,714	$29,360	$118,269	$82,748
International	11,859	10,612	33,791	28,371
Total	$54,573	$39,972	$152,060	$111,119

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2024	2023	2024	2023
Trauma and deformity	$37,642	$28,806	$108,715	$79,715
Scoliosis	15,635	10,304	39,521	28,270
Sports medicine/other	1,296	862	3,824	3,134
Total	$54,573	$39,972	$152,060	$111,119

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to the expired debt and credit agreements and mortgage with Squadron (the Company's largest investor) and its affiliate (see Note 6), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $206 and $234 for the three months ended September 30, 2024 and 2023, respectively, and $729 and $628 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. We have elected to match our employees' 401(k) contributions up to 4% of employees' salary. Additionally, employees of MD Ortho and Boston O&P receive contribution matches up to 3% of their salary.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2024, the Company has recorded a lease liability of $6,572 and corresponding right-of-use asset of $6,940 on its condensed consolidated balance sheet. We assumed $2,828 of operating right-of-use assets and lease liabilities in connection with our acquisition of Boston O&P.

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

On September 20, 2024, the Court dismissed IMED’s lawsuit, without prejudice, for failure to prosecute. However, contemporaneously, IMED re-initiated arbitration.

Although we believe the Company has strong defenses to the IMED arbitration and we intend to vigorously defend the claims asserted against us, arbitration can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of September 30, 2024, the Company met its purchase commitment for the year ended December 31, 2024 and $1,456 future purchase commitments are required for the year ended December 31, 2025.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the nine months ended September 30, 2024, the Company recorded an expense of $1,200 based on current estimates. The Company recorded $1,053 of expense for the nine months ended September 30, 2023.

Royalties

As of September 30, 2024, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2024, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis, sports medicine, specialty bracing and clinical services to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $5.0 billion opportunity globally, including over $2.2 billion in the United States.

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

We currently market over 70 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue has been generated in the United States, where we sell our products through a network of multiple direct sales representatives as well as 41 independent sales agencies employing over 220 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Environmental, Social and Governance ("ESG") Activities

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1.1 million children, when including those served by our acquired companies. We believe we should continue to expand our social efforts while minimizing our impact to the environment and ensuring corporate governance. In 2021, we created an internal ESG team, which reports directly to our Board’s Governance Committee, to identify ESG topics for disclosure by assessing both the impact on our business and the importance to our stakeholders.

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

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase (Decrease)%		2024	2023	Increase (Decrease)%
Net revenue	$54,573	$39,972	$14,601	37%	$152,060	$111,119	$40,941	37%
Cost of revenue	14,513	9,019	5,494	61%	39,027	26,580	12,447	47%
Sales and marketing expenses	16,750	13,942	2,808	20%	47,512	40,024	7,488	19%
General and administrative expenses	26,299	17,973	8,326	46%	78,358	54,242	24,116	44%
Trademark impairment	—	985	(985)	(100)%	—	985	(985)	(100)%
Research and development expenses	2,577	2,561	16	1%	8,118	7,973	145	2%
Other expense (income), net	3,571	(766)	4,337	(566)%	4,565	(4,276)	8,841	(207)%
Provision for income taxes (benefit)	(1,218)	849	(2,067)	243%	(3,767)	(126)	(3,641)	(2890)%
Net loss	$(7,919)	$(4,591)	$3,328	72%	$(21,753)	$(14,283)	$7,470	52%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2024	2023	2024	2023
U.S.	$42,714	$29,360	$118,269	$82,748
International	11,859	10,612	33,791	28,371
Total	$54,573	$39,972	$152,060	$111,119
	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2024	2023	2024	2023
Trauma and deformity	$37,642	$28,806	$108,715	$79,715
Scoliosis	15,635	10,304	39,521	28,270
Sports medicine/other	1,296	862	3,824	3,134
Total	$54,573	$39,972	$152,060	$111,119

Net revenue increased $14.6 million, or 37%, from $40.0 million for the three months ended September 30, 2023 to $54.6 million for the three months ended September 30, 2024. Net revenue increased $40.9 million, or 37%, from $111.1 million for the nine months ended September 30, 2023 to $152.1 million for the nine months ended September 30, 2024. The increase during the three and nine month periods ended September 30, 2024 was primarily driven by the addition of Boston O&P sales, as well as strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $8.8 million, or 31%, from $28.8 million during the three months ended September 30, 2023, to $37.6 million for the three months ended September 30, 2024, and sales increased $29.0 million, or 36%, from $79.7 million during the nine months ended September 30, 2023, to $108.7 million for the nine months ended September 30, 2024. The increase for the three and nine month periods ended September 30, 2024 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems, as well as the addition of Boston O&P. Scoliosis sales increased $5.3 million, or 52%, from $10.3 million during the three months ended September 30, 2023, to $15.6 million for the three months ended September 30, 2024. Sales increased $11.3 million, or 40%, from $28.3 million during the nine months ended September 30, 2023, to $39.5 million for the nine months ended September 30, 2024. The increase for three and nine month period ended September 30, 2024 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology, as well as the addition of Boston O&P. Sports medicine / other increased $0.4 million, or 50%, during the three months ended September 30, 2024, and $0.7 million, or 22%, during the nine months ended September 30, 2024. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $5.5 million, or 61%, from $9.0 million for the three months ended September 30, 2023 to $14.5 million for the three months ended September 30, 2024. Cost of revenue increased $12.4 million, or 47%, from $26.6 million for the nine months ended September 30, 2023 to $39.0 million for the nine months ended September 30, 2024. The increases were due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions. Gross margin was 73% and 77% for the three months ended September 30, 2024 and September 30,

2023, respectively. The gross margin was 74.3% and 76.1% for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.8 million, or 20%, to $16.8 million for the three months ended September 30, 2024 from $13.9 million for the three months ended September 30, 2023. Sales and marketing expenses increased $7.5 million, or 19%, to $47.5 million for the nine months ended September 30, 2024 from $40.0 million for the nine months ended September 30, 2023. The changes in the three and nine month periods ended September 30, 2024 were due primarily to increased sales commission expenses, as well as the addition of Boston O&P.

General and Administrative Expenses

General and administrative expenses increased $8.3 million, or 46%, from $18.0 million for the three months ended September 30, 2023 to $26.3 million for the three months ended September 30, 2024, and increased $24.1 million, or 44%, from $54.2 million for the nine months ended September 30, 2023 to $78.4 million for the nine months ended September 30, 2024. The increases for the three and nine month periods ended September 30, 2024 were due primarily to the addition of Boston O&P. Stock compensation increased $1.9 million for the nine months ended September 30, 2024 due to the increase in personnel and also as a result of restricted stock issued as part of the Boston O&P acquisition.

Depreciation and amortization expenses increased $0.5 million, or 12%, from $4.6 million for the three months ended September 30, 2023 to $5.1 million for the three months ended September 30, 2024, and increased $2.9 million, or 24%, from $12.2 million for the nine months ended September 30, 2023 to $15.1 million for the nine months ended September 30, 2024. The increase in depreciation for the three and nine month periods ended September 30, 2024 was primarily due to higher set deployments and increased amortization associated with acquisitions, as well as the addition of Boston O&P.

Research and Development Expenses

Research and development expenses remained flat from $2.6 million year over year, and increased $0.1 million, or 2%, from $8.0 million for the nine months ended September 30, 2023 to $8.1 million for the nine months ended September 30, 2024. The fluctuations for the three and nine month periods ended September 30, 2024 were primarily due to the timing of product development and the addition of personnel to support the future growth of the business during the first quarter of 2024.

Total Other (Income) Expenses

Other expense was $3.6 million for the three months ended September 30, 2024 compared to other income of $0.8 million for the three months ended September 30, 2023, a change of $4.3 million or 566%, and other expense was $4.6 million for the nine months ended September 30, 2024 compared to other income of $4.3 million for the nine months ended September 30, 2023, a change of $8.8 million or 207%. The change for the three and nine months ended September 30, 2024 was primarily due to the fair value adjustment of contingent consideration associated with our ApiFix acquisition, which generated income in the comparative prior year period, and the early extinguishment of the MidCap Credit Agreement in the third quarter, partially offset by an increase to net interest expense related to the new Term Loan and Convertible Note with Braidwell.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $23.1 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $219.5 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2024, we had cash and cash equivalents, restricted cash and short-term investments of $78.1 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(23,061)	$(19,503)
Net cash (used in) provided by investing activities	(10,750)	23,755
Net cash provided by (used in) financing activities	53,676	(2,086)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	153	(396)
Net increase in cash, cash equivalents and restricted cash	$20,018	$1,770

Cash Used in Operating Activities

Net cash used in operating activities was $23.1 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $26.0 million for the nine months ended September 30, 2024 compared to $23.4 million for the nine months ended September 30, 2023. The increase in cash used in operating activities was primarily driven by inventory purchases to support sales growth as well as changes in accounts receivable and accounts payable associated with the increased sales and acquired inventory, respectively.

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $10.8 million compared to $23.8 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2024 consisted primarily of the sale and purchase of short-term marketable securities offset by purchases of property, plant and equipment of $14.5 million, the majority of which is instrument sets and the acquisition of Boston O&P and related clinics. The change in cash related to investing activities is primarily driven by business combinations and the purchase of short term marketable securities which decreased from the prior year.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $53.7 million consisting of $2.3 million related to the ApiFix fourth and final anniversary payment and $1.3 million related to the MedTech first year anniversary payment, and $60.2 million related to the new debt agreement with Braidwell, replacing the term loan with MidCap.

Indebtedness

Credit Agreement

On August 05, 2024, the Company signed an $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Credit Agreement, (ii)

Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions. The interest rate on the term loan is SOFR + 6.50% with the Company having the option to make a payment-in-kind interest payment equal to 1.00% per annum of the rate. Payments are interest only until the maturity date in August 2029. Included in the term loan are financial covenants to maintain cash in certain pledged accounts of at least 25% of the outstanding principal amount of the loan and to maintain certain minimum net product sales during the loan period.

The $50 million of convertible notes will accrue interest at a rate of 4.75% per annum. Payments will consist of interest only until the maturity date in February 2030. The notes are convertible into common stock of the Company at an initial conversion price of $40.98, which represents a 30% premium to the Company’s volume weighted average common stock price for the thirty trading days ended August 2, 2024.

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock.

The proceeds from the financing will be used to repay the Company’s outstanding debt of approximately $10 million, transaction fees incurred in connection with the financing, potential stock repurchases under the program described above, and for general corporate purposes and working capital needs.

The debt facilities replace the $80 million Credit, Security, and Guaranty Agreement with MidCap Funding IV Trust and MidCap Financial Trust and other parties named therein. There was approximately $10 million outstanding under the MidCap Credit Agreement and it was terminated in connection with the Term Loan Agreement.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024. Other than as described below, there have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

• Conversion of the Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

• Provisions in the indenture governing the Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indenture governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the Notes), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture governing the Notes could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, except as follows:

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

3.1		Amended and Restated Certificate of Incorporation of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)
3.2		Amended and Restated Bylaws of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.1 of registrant's Form 8-K filed on November 8, 2023) (SEC File No. 001-38242)
4.1
Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)

4.2
Registration Rights Agreement, by and between the registrant and Squadron, dated as of May 30, 2014 (Incorporated by reference to Exhibit 4.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)

4.3
First Amendment to Registration Rights Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.4
Stockholders Agreement, by and between the registrant and Squadron, dated October 16, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)

4.5
Indenture, dated as of August 12, 2024, between OrthoPediatrics Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of registrant’s Form 8-K filed on August 12, 2024 (SEC File No. 001-38242).

4.6		Form of 4.75% Convertible Senior Notes due February 15, 2030 (incorporated by reference to Exhibit 4.1 of registrant’s Form 8-K filed on August 12, 2024 (SEC File No. 001-38242).
10.1	*
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective January 1, 2023 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

10.2
Credit, Security and Guaranty Agreement, dated December 29, 2023, by and among OrthoPediatrics Corp., MidCap Financial Trust, and other parties named therein (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 2, 2024 (SEC File No. 001-38242)

10.3
Credit Agreement and Guaranty, dated as of August 5, 2024, by and among OrthoPediatrics Corp. and its wholly owned domestic subsidiaries, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on August 5, 2024 (SEC File No. 001-38242)

10.4
Purchase Agreement, dated August 5, 2024, by and between OrthoPediatrics Corp. and Braidwell Transaction Holdings LLC - Series 10 (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on August 5, 2024 (SEC File No. 001-38242)

10.5
Employment Agreement, by and between David R. Bailey and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.6
Employment Agreement, by and between Fred L. Hite and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.7
Employment Agreement, by and between Gregory A. Odle and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.3 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.8
Employment Agreement, by and between Daniel J. Gerritzen and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.4 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.9
Employment Agreement, by and between Joseph W. Hauser and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.5 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.1	+	OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective August 8, 2024.
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

November 7, 2024	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)