Form 10-K
period 2024-12-31
ORTHOPEDIATRICS CORP
filed 2025-03-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $263.4 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2024), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant and by each person who owns 10 percent or more of outstanding common stock on June 30, 2024 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2025, the registrant had 24,286,590 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company on April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
Boston O&P	Boston Brace International, Inc., which was acquired by the Company on January 5, 2024
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CME	Continuing medical education
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
Convertible Notes	$50 million of 4.75% Convertible Senior Notes due 2030 that were sold to Braidwell Transaction Holdings LLC – Series 10 on August 5, 2024
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Foundation for Advancing Pediatric Orthopedics
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
Loan Agreement	Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (terminated effective as of December 29, 2023), which provided the Company with a $50.0 million revolving credit facility
MDD	Medical Devices Directive
MD Ortho or MDO	MD Orthopaedics, which was acquired by the Company on April 1, 2022
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MidCap Credit Agreement	Credit, Security and Guaranty Agreement with MidCap Financial Trust, as amended from time to time, which provided the company with a $50 million line of credit and a $30 million term loan. Terminated August 5, 2024.
MPFL	Medial petellofemoral ligament
O&P	Orthotic and prosthetic
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
Pega Medical or Pega	Pega Medical Inc., which was acquired by the Company on July 1, 2022
PMA	Premarket Approval Application with the FDA

PNP	Pediatric Nailing Platform
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
RSV	Respiratory Syncytial Virus, a respiratory virus commonly impacting children
SEC	United States Securities and Exchange Commission
Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
Term Loan Agreement	Credit Agreement and Guaranty with Braidwell LP which provides the Company with an initial $25 million and access to a delayed draw term loan facility for an additional $25 million.
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennessee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC

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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO™ Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System, Mitchell Ponseti® and Boston Brace 3D® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house. We also operate multiple orthotic and prosthetic ("O&P") clinics delivering leading pediatric non-surgical O&P treatment.

The Company began selling its products in the United States in 2008 and internationally in 2011. In 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020, and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany to better serve our customers and opened a warehouse in January 2024. In February 2024, we opened a warehouse in Australia and hired operating and sales representatives.

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

In 2023, we acquired MedTech Concepts LLC and their digital healthcare hardware and software designed to improve operating room efficiencies, as well as assets from Rhino Pediatric Orthopedic Designs, Inc. which offers specialty bracing products.

In 2024, the Company purchased all of the issued and outstanding share capital of Boston Brace International, Inc., a Massachusetts corporation ("Boston O&P"). Boston O&P has developed and manufactures pediatric orthotic and prosthetic devices, including non-surgical scoliosis treatment options, and provides related clinical services.

In 2024, Boston O&P completed an acquisition of substantially all of the assets, including inventory, related to orthotic and prosthetic device clinics located in Virginia and Maryland. Boston O&P also purchased all issued and outstanding share capital of clinics in Florida as well as multiple clinics in Colorado.

In addition to acquisitions, we also look for partnerships which can provide us with complementary enabling technologies. For example, in 2021 we extended our license agreement for our exclusive distribution rights of the FIREFLY® Technology. Also in 2021, we entered into a license agreement resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. In 2023, we entered into a license agreement with Ora Medical resulting in exclusive distribution rights of the Levity gait assist device. In 2024, we entered into a license and supply agreement with Innovation Lab to bring the Move-Dtm brace to market. These partnerships allow for exclusive distribution in children's hospitals across the United States and serve as supporting avenues for us to focus on high-volume children's hospitals.

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

On August 05, 2024, the Company replaced an $80 million credit agreement with MidCap Financial with a $100 million term loan and private placement arrangement with Braidwell LP which includes a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

As of December 31, 2024, the Company had consolidated total assets of $473.2 million, consolidated total liabilities of $118.6 million and stockholders’ equity of $354.6 million. As of December 31, 2024, the Company and its subsidiaries had 562 full-time equivalent employees.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1,140,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

•The Company and its associates regularly participate in numerous philanthropic causes important to our local communities. We also partner with over 40 charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project - with whom we continue to work with to provide access to medical care for children in developing countries.

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

We believe effectively managing our priorities, as well as increasing our transparency related to social impact programs, will help create long-term value for our stakeholders. We expect to continue to increase our disclosures and communicate our social impact efforts in future SEC filings.

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

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialty bracing products as well as provide O&P clinic services to meet specific needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $6.2 billion opportunity globally, including over $2.8 billion in the United States.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market over 75 surgical and bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine procedures. Our products have proprietary features designed to:

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2024, our U.S. sales organization consisted of multiple direct sales representatives as well as over 40 independent sales agencies employing over 230 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 59% and 66% of our global revenue in 2024 and 2023, respectively. Outside of the United States, our sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 75 countries outside of the United States.

We collaborate with pediatric orthopedic surgeons in developing new surgical and bracing systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2024, we conducted numerous training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $204.7 million for the year ended December 31, 2024. The compound annual growth rate for the Company from 2011 through 2024 is 25.9%. This growth was partially obtained through strategic acquisitions. For the years ended December 31, 2024, 2023 and 2022, our revenue was $204.7 million, $148.7 million and $122.3 million, respectively. As of December 31, 2024, our accumulated deficit was $235.6 million.

We believe we have a history of efficient capital utilization, and we intend to scale our business model by continuing to implement the successful strategy that has sustained our growth. This strategy includes increasing investment in consigned implant and instrument sets in the United States and select international markets, selective clinic acquisitions, greenfield clinic expansion, expanding our innovative product lines of specialized surgical and bracing products by leveraging our efficient product development process, strengthening our global sales and distribution infrastructure, broadening our commitment to clinical education and research, and deepening our culture of continuous improvement. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market in a capital-efficient manner and further strengthen our position as the category leader in pediatric orthopedics. The primary challenges to maintaining our growth in a market that has not historically relied on age-specific implants and instruments have been insufficient implant/instrument sets and overcoming older surgeons’ familiarity with repurposing adult implants for use in children as well as expanding our specialty bracing offerings and incremental clinic expansion. Our efforts in surgeon training, collaboration and marketing address the inertia of using repurposed adult products, particularly with younger surgeons.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. These conditions are often times treated first with specialized bracing and then by surgical intervention, if required. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants, instruments and specialty bracing. In 2024, there were more than 1,500 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

Market Opportunity

We currently serve a portion of the pediatric orthopedic implant market that we estimate represents a $6.2 billion opportunity globally, including over $2.8 billion in the United States. The chart below provides the estimated sizes of the categories of our U.S. addressable market opportunity, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) regarding the number of procedures performed in 2015 and our average revenue per procedure or, in the case of smart implants, our estimated average revenue per procedure based on industry data. We then updated this data in 2024 based on management estimates and typical industry growth rates.

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

Scoliosis

Scoliosis procedures involve the use of spinal implants, such as pedicle screws and rods, to correct curvature of the spine as a result of scoliosis, trauma or tumors. Scoliosis treatment also includes specialized bracing products which are non-surgical in nature.

Sports Medicine

Sports medicine procedures include reconstruction of the anterior cruciate ligament, or ACL, and medial patellofemoral ligament, or MPFL. These reconstruction procedures refer to the replacement of the ACL or MPFL ligaments, as applicable, with a surgical tissue graft to restore function to the knee after injury. According to Life Science Intelligence, Inc., in a study that we commissioned, approximately 29% of ACL reconstruction procedures completed in the United States in 2015 were in patients under the age of 18. The vast majority of these procedures were performed in ambulatory surgery centers. Sports medicine also includes specialized bracing products which are non-surgical in nature.

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

We estimate that these 300 U.S. pediatric centers represent a target market of $1.6 billion. The table below provides the estimated sizes of the categories of this target market, based on third-party data (including data compiled by IMS Health, Inc. and Life Science Intelligence, Inc. in studies that we commissioned) which was then updated in 2024 with management estimates based on typical industry growth rates.

	Trauma and Deformity	Scoliosis
	Surgical Implants	Fusion	Non-Fusion	Specialty Bracing	Sports Medicine	Enabling Technology
U.S. High-Volume Children's Hospitals Target Market	$375 million	$260 million	$70 million	$500 million	$80 million	$300 million

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

•    Participation of Pediatric Orthopedic Surgeons in New Product Development. With the assistance of our Medical Director, a highly respected former pediatric orthopedic surgeon, we engage with pediatric orthopedic surgeons or orthotists to understand their clinical needs and develop new implants, instruments, surgical techniques and specialized braces that will allow them to better serve their patients. We also respond to surgeons’ requests for customized implants and instruments to improve their workflows and enhance their clinical outcomes.

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2024, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants, instruments and specialty bracing products specifically designed to treat children with orthopedic conditions. In 2024, we estimate that our products were used to help approximately 138,000 children, and over 1,140,000 since inception, when including those served by our acquired companies. We currently market over 75 surgical and specialized bracing systems, which address pediatric trauma and deformity, scoliosis and sports medicine procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2024, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2024, our U.S. sales organization consisted of multiple direct sales representatives as well as over 40 independent sales agencies employing over 230 sales representatives. Outside of the United States, we work with a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 75 countries outside of the United States. We estimate that over 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in approximately 300 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

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

•    Provide a broad product portfolio of implant systems, specialty bracing products, and enabling technologies uniquely designed to treat children by surrounding pediatric orthopedic surgeons with all the products they need. We intend to leverage our market knowledge and our relationships with leading pediatric orthopedic surgeons to continue developing innovative technologies and bringing them to market quickly. When appropriate, we will also partner with complimentary, enabling technology which will allow for greater coverage of orthopedic surgeon needs. We believe broadening our product offering will strengthen our position as the comprehensive solution provider for pediatric orthopedic surgeons, deepen our relationships with existing customers, lead to the conversion of new customers and enhance our reputation.

•    Deploy instrument sets and provide unparalleled sales support. We intend to increase our investment in implant and instrument sets consigned to hospitals in the United States and select international markets to satisfy market demand and accelerate our product sales worldwide. Due to the high concentration of pediatric orthopedic surgeons in comparatively few hospitals, we believe we can accelerate the penetration of our addressable market efficiently while supporting our customers with the only global sales and distribution channel focused exclusively on pediatric orthopedics. We also intend to continue to expand our network of clinics to serve our customers.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants, instruments and specialty bracing solutions specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market over 75 surgical and specialized bracing systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 7,000 implants, instruments, external fixation components, specialized braces and bone graft substitutes for the femur, tibia, pelvis, upper and lower extremities as well as providing clinical O&P services. Our global revenue from this category for the year ended December 31, 2024 was $145.1 million, an increase of 36% over the prior year, and represented 71% of total revenue. Global revenue from this category for the years ended December 31, 2023 and 2022 was $106.8 million and $85.1 million or 72% and 70% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, 7D FlashTM Naviation image guidance system and ApiFix® Mid-C System as well as providing clinical O&P services. Our global revenue from this category for the year ended December 31, 2024 was $55.2 million, or 27% of total revenue, which represented an increase of 45% over the prior year. Global revenue from this category for the years ended December 31, 2023 and 2022 was $37.9 million and $33.4 million or 25% and 27% of total revenue, respectively.

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

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system and Telos as well as providing clinical O&P services. Our global revenue from this category for the year ended December 31, 2024 was $4.4 million, or 2% of total revenue, which represented an increase of 11% over the prior year. Global revenue from this category for the years ended December 31, 2023 and 2022 was $4.0 million and $3.8 million or 3% and 3% of total revenue, respectively.

Our revenue is typically higher in the summer months and holiday periods, driven by higher sales of our trauma and deformity and scoliosis products, which is influenced by the higher incidence of pediatric surgeries during these periods due to recovery time provided by breaks in the school year.

Product Pipeline

Generally speaking, we have three product development objectives across the organization: (i) develop innovative new implant and bracing systems that enable surgeons to advance the field of pediatric orthopedics and allow us to focus on categories of the pediatric orthopedic market we are not currently addressing; (ii) build-out our current portfolio of products with line extensions that allow these implant and bracing systems to be used in more types of surgeries or non-surgical applications; and (iii) make improvements to our current implants, instruments, and specialty bracing products that improve quality and reduce their cost. We have a large number of new product ideas under development within the areas of spinal implants, active growing smart implants, trauma implant systems, limb deformity implant systems, and non-surgical devices. We aspire to launch at least one new implant system and/or line extension/product improvement every quarter across the Company as well as 4-5 new specialty bracing products each year.

We have a deep pipeline of new systems that are currently under development, including the following projects.

3P™ | Pediatric Plating Platform

In 2022, we began development of a new plate and screw platform, called 3P, to modernize and revolutionize trauma and deformity treatment in both the upper and lower extremity. We anticipate a limited launch of the first system, 3P Hip, in the second quarter of 2025, and of the next system, 3P Small/Mini, toward the end of 2025, followed by launches of additional systems throughout 2026-2028. These systems will provide surgeons unparalleled coverage for all plating indications, standardized implants and instruments to improve surgical workflow and inventory efficiency, and novel implants to address currently unmet needs.

Pediatric Nailing Platform | Tibia

We anticipate a continuation of our full-scale launch in 2025 for our recently introduced innovative Pediatric Nailing Platform | Tibia, that will use a similar instrument platform to the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This new to the market system will treat deformities and traumatic injuries of the tibia.

Pediatric Nailing Platform | Retrograde Femur

Building upon the tremendous success of our PNP | Femur and PNP | Tibia systems, we are developing a retrograde femoral nailing system designed to support pediatric indications where entry through the knee is preferred. This system will leverage existing instrumentation where possible and we anticipate having the most comprehensive small canal offering available on the market at launch.

GIRO™ Growth Modulation System

The GIRO™ is a tether device that will be fully launched in 2025, intended for guided growth and deformity correction. Supplementing our flagship PediPlate system, this device offers multi-directional flexibility utilizing a cable assembly designed to improve bone contouring and aiding in minimally invasive treatment, with consideration of a future indication for guided rotational correction.

Active Growing Implants

We are nearing final development of a new generation of smart implants, which we refer to as our Active Growing Implants, electromechanical lengthening implant or eLLiTM. Our Active Growing Implants will utilize a power source of significantly greater strength and control than current magnetic technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We made significant development progress on this in 2024 including receiving Breakthrough Device designation from the FDA. This new technology will be available to address severe pathology associated with early onset scoliosis in the near future.

Growth Guidance for Scoliosis - VerteGlide™

We have developed VerteGlide, a next-generation growth guidance technology for treating certain forms of early onset scoliosis. This procedure uses rods and pedicle screws attached to specific points in the spine and configured similar to a “track and trolley” system which allows the spine to grow naturally while correcting a spinal curve. We completed development and we are now working with the FDA on regulatory clearance. We expect a beta launch of this system in 2025 and a full-scale launch in 2026.

Next Generation Scoliosis Fusion System

We are in final development of our next generation scoliosis fusion system, which will include the ultimate surgical experience for pediatric spinal fusion. The system is designed exclusively for pediatric patients and their surgeons, including innovative implant and instrument designs with an advanced digital platform to optimize the procedure. We expect to launch this system in the first half of 2026.

Development of Surgical Workflow Optimization Software

We have a number of initiatives underway involving the development of pre-operative planning and intraoperative workflow software to assist surgeons in the treatment of spinal, trauma, and deformity correction conditions as well as the utilization of the Company's product solutions for these conditions. These projects encompass both educational and software as a medical device type offerings leveraging our new Playbook product offering.

External Fixation Systems

We continue to invest in strengthening our external fixation portfolio, with software improvements launched in 2023 and hardware line extensions in 2024. In 2025 we will launch a new Titanium HA Pin offering to support both Orthex® and Drive systems, designed to improve fatigue life and increase flexibility to promote rapid bone healing. Further development will continue to focus on hardware and software upgrades as well as a completely new system for emergency fracture management and to aid in deformity osteotomy stabilization.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2024, our U.S. sales organization consisted of multiple direct sales representatives as well as over 40 independent sales agencies employing over 230 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 59% of our global revenue in 2024 and 66% in 2023.

Outside of the United States, our sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 75 countries outside of the United States, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany. In 2024, we opened warehouses in Germany and Australia, and hired a European operations director to continue our growth in the European market.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2024, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. Annually, we sponsor the largest industry meetings, including the International Children's Spine Symposium, Pediatric Orthopedic Surgical Techniques Course, Akron Pediatric Orthopedic Residents Review Course and the PediOrthoWest resident review program. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

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

Additionally, during 2022, 2023 and 2024, we funded The Foundation for Advancing Pediatric Orthopaedics ("Foundation") as a 501(c)(3) public charity. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commercial education programs and clinical research.

Manufacturing and Suppliers

Our products are primarily manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. MD Ortho's specialized clubfoot bracing products are manufactured on-site in our Iowa facility and our Boston O&P facility manufactures numerous braces, including our Boston Brace 3D®, our DF2 brace and our cranial helmets. Our internal manufacturing, as well as our third-party manufacturers, meet FDA and other country-specific quality standards, supported by our internal specifications and procedures. We believe these manufacturing relationships allow us to work with suppliers who have well-developed specialized competencies, minimize our capital investment, control costs and shorten cycle times, all of which we believe allow us to compete with larger volume manufacturers of orthopedic implants. We work closely with our suppliers with a goal of ensuring our inventory needs are met while maintaining high quality and reliability.

All our manufacturing entities, as well as our device contract manufacturers, are required to be ISO 13485 certified and are registered establishments with the FDA. Our internal quality management group conducts comprehensive on-site inspection audits of our suppliers to ensure they meet FDA and other country-specific requirements, as necessary. In addition, we and our suppliers are subject to periodic unannounced inspections by U.S. and international regulatory authorities to ensure compliance with quality regulations.

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

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2024, we owned 77 issued U.S. patents and 207 issued foreign patents and we had 50 pending U.S. patent applications and 66 foreign patent applications. As of December 31, 2024, 13 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2025 and 2043, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2024, we owned 42 U.S. trademark registrations and 10 pending U.S. trademark applications, as well as 88 registrations in other jurisdictions worldwide.

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

•    effective marketing and distribution; and

•    speed to market.

We have competitors in each of our three product categories, including Johnson & Johnson MedTech (a subsidiary of Johnson & Johnson), Medtronic plc, Smith & Nephew plc, Orthofix, and Hanger clinics. We believe we have the broadest pediatric product offering across these categories relative to these competitors. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, are cost effective and are safe and effective. They also require a dedicated selling organization that is viewed by pediatric orthopedic surgeons as a consultative resource that can attend surgery.

Human Capital and Community Support

We believe that maintaining a sufficient number of skilled employees in all departments of our Company is a key focus of our human capital. We employ a number of strategies to best enable us to attract, retain, and engage our employees. As of December 31, 2024, we employed 562 full-time employees, 49 of whom were engaged in research and development and 80 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

We also partner with over 40 charitable organizations, including medical missions, and other organizations which advance health, wellness and education initiatives for kids - as well as various civic organizations that advance the communities where we work and live. Specifically, we have partnered with the World Pediatric Project, to whom we provide surgical products and treatment for children in developing countries, some of whom are flown to the United States for surgery. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project and we continued our support of this cause in subsequent years.

We encourage you to review our Social Impact page under the "About" section of our corporate website for more detailed information regarding our social impact efforts and current initiatives, including a link to our Diversity & Inclusion Policy. Nothing on our website, including our Diversity & Inclusion Policy, shall be deemed part of or incorporated by reference into this Annual Report on Form 10-K.

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

•    complying with the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);

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

Potential significant political, trade, or regulatory developments may impact our business.

The potential impacts of recent political, trade, and regulatory developments on business operations are difficult to determine and manage. The potential imposition of substantial tariffs by the U.S. on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on the company's financial condition, results of operations, and cash flows. In addition, reduction in Medicaid or other healthcare reimbursements may impact our domestic customers which may eventually have an adverse impact on the company. Other actions which have not yet been announced create uncertainty and are difficult to predict and or manage.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred operating losses in all fiscal years since inception. We had operating losses of $35.0 million, $26.8 million and $25.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As a result of ongoing losses, as of December 31, 2024, we had an accumulated deficit of $235.6 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The operating losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash, borrowing capacity under our Term Loan Agreement and cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances, borrowing capacity, net proceeds from prior stock offerings and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

•    fluctuation and foreign currency exchange rates; or

•    impairment and other special charges.

Our loan and security agreement with Braidwell LP contains covenants that may restrict our business and financing activities.

On August 5, 2024, we entered into a $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Term Loan Agreement, (ii) Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions.

The Term Loan Agreement restricts our ability to, among other things:

•    dispose of or sell our assets;

•    modify our organizational documents;

•    merge with or acquire other entities or assets;

•    incur additional indebtedness;

•    create liens on our assets;

•    pay dividends; and

•    make certain investments.

The covenants in the Term Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Term Loan Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Term Loan Agreement to become immediately due and payable and terminate all commitments to extend further credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness — Term Loan Agreement.”

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

As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $136.6 million, $85.4 million and $35.2 million, respectively. Certain federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. The deferred tax assets, except for those recorded in Canada and Israel, were fully offset by a valuation allowance as of December 31, 2024 and 2023, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances. Under federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017 may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited to 80% of taxable income. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. We review our two reporting units for potential goodwill impairment along with each of our indefinite-lived intangible assets in the fourth quarter of each year as part of our annual impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. During the third quarter of 2023 and 2022, we recorded an impairment charge of $1.0 million and $3.6 million, respectively, related to the ApiFix trademark asset. During the fourth quarter of 2024 we recorded an impairment charge of $1.8 million related to the ApiFix trademark asset. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.

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

We have competitors in each of our three product categories, including Johnson & Johnson MedTech (a subsidiary of Johnson and Johnson), Medtronic plc, Smith & Nephew plc, OrthoFix, and Hanger clinics. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may render our products obsolete or uncompetitive. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can. Many of our current and potential competitors have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with orthopedic surgeons and greater experience in launching, marketing, distributing and selling products.

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

We may be unable to successfully expand our sales infrastructure and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets, we work through sales agencies that are paid a commission. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany as salaried employees to better serve our customers. In 2024, we hired a VP of Asia-Pacific (APAC) sales to expand our sales in Australia and other Asia Pacific countries. As of December 31, 2024, our international sales organization consisted of a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 75 countries outside of the United States.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2024, 2023 or 2022, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

We have been growing rapidly as a commercial company. For example, our revenue grew from $148.7 million for the year ended December 31, 2023 to $204.7 million for the year ended December 31, 2024. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We may be negatively impacted by restructuring initiatives.

In 2024, the Company initiated a restructuring plan aimed at improving operational efficiency and reducing costs. This plan includes workforce reductions, the reduction of our physical site in Israel, and other cost-saving measures. While the restructuring is expected to result in significant long-term benefits, it also presents several risks:

•Execution Risk: The success of the restructuring plan depends on the timely and effective implementation of various initiatives. Delays or inefficiencies in execution could adversely affect our financial performance and operational capabilities.

•Employee Morale and Retention: Workforce reductions and changes in organizational structure may impact employee morale and could result in a loss of knowledge. The loss of key personnel could disrupt our operations and negatively affect our ability to achieve strategic objectives.

•Costs and Financial Impact: The restructuring plan involves upfront costs, including severance payments, lease termination expenses, and other related costs. These expenses may exceed our initial estimates, impacting our short-term financial results.

•Operational Disruptions: Consolidation of facilities and changes in business processes may lead to temporary disruptions in our operations. These disruptions could affect our ability to meet customer demands and maintain service levels.

•Regulatory and Compliance Risks: The restructuring activities must comply with various legal and regulatory requirements. Non-compliance could result in fines, penalties, or other legal actions, adversely affecting our financial condition and reputation.

We will continue to monitor these risks and take appropriate measures to mitigate their impact. However, there can be no assurance that the restructuring plan will achieve its intended benefits or that the associated risks will not materialize.

We face risks associated with our international business.

We market and sell our products in over 75 countries outside of the United States. For the years ended December 31, 2024, 2023 and 2022, approximately 21%, 25% and 24% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

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

As a result of our public float as of June 30, 2023 and revenues for the year ended December 31, 2022, we have become an accelerated filer and are no longer qualified as a “smaller reporting company” as defined in the Exchange Act. We began reporting as an accelerated filer on our quarterly report for the three month-period ending March 31, 2024.

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

Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation of the business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. We have contingency plans in place to prevent or mitigate the impact of these events, however, if they are not effective on a timely basis, business interruptions could occur which may adversely impact results of operations.

Increased cyber-security threats also pose a potential risk to the security of our information technology systems, as well as the confidentiality, integrity and availability of data stored on these systems. In addition, as a number of our employees began working remotely during the COVID-19 pandemic, and some continue to work that way, we have been and may continue to be exposed to greater risks related to cyber-security. Any breach of our systems could result in disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or financial information. Such events could cause damage to our reputation and result in significant recovery or remediation costs, which may adversely impact results of operations.

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The application date refers to the time by which the MDR goes into effect. On January 6, 2023, the European Commission sent a proposal to the European Parliament for extending the application date to December 31, 2027 for the Class III and IIb implantable devices. The proposal also seeks to extend the application date to December 31, 2028 for select Class IIb, Class IIa and Class I devices. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to December 31, 2027. We can continue marketing existing CE-marked products under the previous regulation until June 2024 so long as a certification extension is granted by our notified body. Any products not yet CE-marked or products with significant changes that require additional notified review are subject to the MDR as of May 2021, including the requirement of obtaining QSR certification under the MDR. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements.

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

In order to comply with the new regulations and continue selling medical devices in Great Britain (England, Wales and Scotland) following the transition period, we must appoint a UK Responsible Person and register the medical devices with the MHRA. A new conformity assessment must be completed by a UK Approved Body. The Approved Body will audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the Approved Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the UKCA Mark to the device, which allows the device to be placed on the market throughout Great Britain. Once the product has been placed on the market in Great Britain, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

In the United States, our products are primarily sold by multiple direct sales representatives as well as a network of nearly over 40 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of more than 70 independent stocking distributors, 14 independent sales agencies and multiple direct sales representatives. We sell our products in over 75 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

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

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 9.8% and 8.8%, respectively, of our global revenue in 2024. Sales through two of our independent sales agencies in the United States accounted for 10.8% and 10.7%, respectively, of our global revenue in 2023. Sales through two of our independent sales agencies in the United States accounted for 11.4% and 10.7%, respectively, of our global revenue in 2022. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We rely on a small number of third-party contract manufacturers in the United States to assemble the majority of our products. If any of these contract manufacturers fails to adequately perform, our revenue and profitability could be adversely affected. Inadequate performance could include, among other things, the production of products that do not meet our quality standards, which could cause us to seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any termination of our relationships with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise suffer impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. This could disrupt our ability to fulfill orders during a transition and impact our ability to utilize our current supply chain. In addition, we currently use Structure Medical, LLC and Vilex, LLC, Squadron-affiliated entities, as suppliers for some of the components of our products.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2024, we owned 77 issued U.S. patents and 207 issued foreign patents and we had 50 pending U.S. patent applications and 66 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2025 and 2043.

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

•continued selling of shares by shareholders with large holdings;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we had a total of 24,217,508 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 7,324,230 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2024, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 32.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to our board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the growth and development of our business. In addition, the Term Loan Agreement contains, and the terms of any future credit agreements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our VP of Information Technology has expertise in the following areas which assist in assessing and managing applicable cybersecurity risk: extensive IT experience including endpoint detection, security, incident management and response, vulnerability management and response, event management and response, and network security segmentation. The VP of Information Technology provides regular reports on ongoing risk and mitigation practices to our COO and CFO, who then reports to the Board. Our incident response policy, which is updated from time to time, provides that management reports to the Board in the event of any detected material incident and regularly updates them on the mitigation and remediation steps being taken in connection with the Company’s response.

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

ITEM 2. PROPERTIES

We own and occupy approximately 42,000 square feet of office space in Warsaw, Indiana, following expansions of our existing warehouse facilities in 2018 and again in 2021. As a part of its acquisition of MD Ortho, in April 2022, the Company owns over 20,000 square feet of manufacturing and office space in Iowa, which it currently operates and occupies. We also lease approximately 9,000 square feet of warehouse and office space in Canada associated with the Pega acquisition in July 2022. Following our acquisition of Boston Brace in 2024, we own approximately 77,000 square feet of office and manufacturing space in Boston and lease approximately 13,700 of clinic space throughout the United States. In addition, the Company maintains an office in Israel, warehouses in Germany and Australia and several flex office spaces in Europe, which allow us access to office space when needed. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. A discussion of certain of those legal proceedings is contained in Note 17 – Commitments and Contingencies (under the heading “Legal Proceedings”) of the notes to the consolidated financial statements included in Item 8. Financial Statements of Part II of this Annual Report on Form 10-K, which discussion is incorporated herein by reference.

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

HOLDERS OF RECORD

At the close of business on March 1, 2025, the number of shares outstanding was 24,286,590. There were 684 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 2024	—	$—	—	$5,000,000
November 2024	—	—	—	5,000,000
December 2024	—	—	—	5,000,000
Total	—	$—	—	$5,000,000

On August 2, 2024, the Board of Directors of the Company approved a limited stock repurchase program of up to $5.0 million in aggregate investment of the Company’s outstanding common stock, $0.00025 par value per share. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250,000 per annum. The program does not have an expiration date. However, it may be discontinued by the Board of Directors at any time. The Company has not yet repurchased any shares of its common stock pursuant to the repurchase program.

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

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2019, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Orthopediatrics Corp, The NASDAQ Composite Index, The Russell 2000 Index, and the S&P Healthcare Equipment Select Industry Index

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Orthopediatrics Corp.
NASDAQ Composite Index
Russell 2000 Index
S&P Healthcare Equipment Select Industry Index

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends

	2019	2020	2021	2022	2023	2024
Orthopediatrics Corp.	$100	$88	$127	$85	$69	$49
NASDAQ Composite Index	100	142	174	113	167	216
Russell 2000 Index	100	118	135	106	122	134
S&P Healthcare Equipment Select Industry Index	100	132	139	103	100	104

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

This section discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023 compared to December 31, 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $6.2 billion opportunity globally, including over $2.8 billion in the United States.

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate approximately 30 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market over 75 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as nearly over 40 independent sales agencies employing approximately 230 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States from our bracing products is sold directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 75 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets we work through sales agencies that are paid commissions. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany as salaried employees to better serve our customers and opened warehouses in Germany and Australia in 2024. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2024, 2023 and 2022, international sales accounted for approximately 21%, 25% and 24% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, and expanding our product offering as well as our O&P clinic network.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1,140,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

•The Company and its associates regularly participate in philanthropic causes important to our local communities. We also partner with over 40 charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project - with whom we work to provide access to medical care for children in developing countries.

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

We believe effectively managing our priorities, as well as increasing our transparency related to social impact programs, will help create long-term value for our stakeholders. We expect to continue to increase our disclosures and communicate our social impact efforts in future SEC filings.

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2024, 2023, and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and impairment losses of $1.8 million, $1.0 million, and $3.6 million were recorded in 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

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

Components of our Results of Operations

Revenue

Revenue in the United States is generated primarily from the sale of our implants, specialized braces, O&P clinic services and, to a much lesser extent, from the sale of our instruments. Sales of our implants and instruments in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. For our implants and instruments, this typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Sales of our bracing products are sold to stocking distributors, hospitals, orthotist and other medical professionals or directly to end customers. For such sales, we consider our performance obligation of our braces to be settled upon shipment, and revenue is therefore recognized at that time. For our O&P clinics, we recognize revenue when our custom manufactured braces or other products are fitted to and accepted by patients. Revenue from these O&P clinics is primarily derived from contracts with third party payors. At, or subsequent to delivery, an invoice is issued to the third-party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, and private or patient pay individuals. Revenue is recognized for the amounts expected to be received from payors based on contractual reimbursement rates, which are net of estimated contractual discounts and other implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances, which are considered as part of the transaction price and recorded as a reduction of revenues.
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
Cost of Revenue and Gross Profit

Our cost of revenue consists primarily of products purchased from third-party suppliers, inbound freight, excess and obsolete inventory adjustments, royalties, material, labor and overhead related to the manufacturing of our braces. Our implants and instruments are manufactured to our specifications by third-party suppliers. We purchase the raw materials to make our specialized bracing products in our own facilities in Iowa and Boston. The majority of our implants and instruments are produced in the United States. We recognize cost of revenue for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as inventory in our balance sheet. The costs of instruments are typically capitalized and not included in cost of revenue unless sold as a set to our international stocking distributors or directly to hospitals. We recognize the cost of revenue on our braces sold to other O&P clinics not owned by us when they are shipped and the cost of our O&P clinic services when the customized brace has been fitted and accepted by the patient. We expect our cost of revenue to increase in absolute dollars due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of commissions to our domestic and international independent sales agencies, as well as compensation, commissions, benefits and other related personnel costs to our global sales management team, including stock-based compensation associated with these personnel. Commissions and bonuses are generally based on a percentage of sales. Our international independent stocking distributors purchase implant and instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales-related costs for these international sales. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and pipeline products and continued investment in our global sales organization to reach new customers.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for these personnel, as well as facility costs and clinic operating costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $8.4 million, $7.9 million and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business, increased set deployment, and additional O&P clinics. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

Research and Development Expenses

Our research and development expenses primarily consist of costs associated with engineering, product development, consulting services, outside prototyping services, outside research activities, materials and development of our intellectual property portfolio. We also include related personnel and consultants’ compensation expense, including stock-based compensation for these personnel. We expect research and development expenses to continue to increase both in absolute dollars and as a percentage of revenue as we continue to develop new products to expand our product offering, broaden our intellectual property portfolio and add research and development personnel.

Other Income (Expense)

Our other income (expense) primarily consists of (i) fair value adjustments of contingent consideration associated with our ApiFix acquisition, (ii) accreted interest expense related to the acquisition installment payables, (iii) interest costs associated with our debt obligations, and (iv) loss on early debt extinguishment.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

(in thousands, except percentages)	2024	2023	Increase (Decrease)	% Increase (Decrease)
Net revenue	$204,727	$148,732	$55,995	38%
Cost of revenue	56,129	37,479	18,650	50%
Sales and marketing expenses	64,296	52,824	11,472	22%
General and administrative expenses	102,789	73,300	29,489	40%
Trademark impairment	1,836	985	851	86%
Restructuring expense	3,653	—	3,653	100%
Research and development expenses	11,034	10,895	139	1%
Other expenses (income), net	6,919	(5,439)	12,358	227%
Provision for income taxes (benefit)	(4,107)	(338)	3,769	1,115%
Net loss	$(37,822)	$(20,974)	$16,848	80%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2024 and 2023:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2024	% of revenue	2023	% of revenue
U.S.	$161,163	79%	$111,010	75%
International	43,564	21%	37,722	25%
Total	$204,727	100%	$148,732	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2024	% of revenue	2023	% of revenue
Trauma and deformity	$145,126	71%	$106,781	72%
Scoliosis	55,153	27%	37,933	25%
Sports medicine/other	4,448	2%	4,018	3%
Total	$204,727	100%	$148,732	100%

Net revenue increased $56.0 million, or 38%, from $148.7 million for the year ended December 31, 2023 to $204.7 million for the year ended December 31, 2024. The increase was primarily driven by the addition of Boston O&P sales of $30.0 million, as well as strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity revenue, which includes the impact from acquired businesses, increased $38.3 million, or 36%, primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems, as well as the addition of Boston O&P. Scoliosis revenue increased $17.2 million, or 45%, primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology, as well as the addition of Boston O&P. Sports medicine / other increased $0.4 million, or 11%. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $56.1 million and $37.5 million for the years ended December 31, 2024 and 2023, respectively. Gross margin was 73% for the year ended December 31, 2024 and 75% for the year ended December 31, 2023. The increases were due primarily to sales volume, including the added cost of revenue associated with the revenue generated by acquisitions. The gross margin includes a minimum performance obligation fee on the Firefly licensing agreement. See Note 17 - Commitments and Contingencies in Item 8 for additional details of our purchase commitments and performance obligations.

Sales and Marketing Expenses

Sales and marketing expenses increased $11.5 million, or 22%, from $52.8 million for the year ended December 31, 2023 to $64.3 million for the year ended December 31, 2024. The increase was due primarily to increased sales commission expenses and an overall increase in volume of units sold. Sales and marketing expenses also increased by approximately $1.6 million as a result of the acquisitions. Sales and marketing expenses for the year ended December 31, 2024 were approximately 31% of revenue compared to 36% for 2023. The lower rate was driven by Boston O&P and MD Ortho sales, which are sold at a significantly lower sales commission, and lower commissions on other newly acquired products.

General and Administrative Expenses

General and administrative expenses increased $29.5 million, or 40%, from $73.3 million for the year ended December 31, 2023 to $102.8 million for the year ended December 31, 2024. The increase was due primarily to the addition of Boston O&P. Stock-based compensation increased $2.1 million due to the increase in personnel and also as a result of restricted stock issued as part of the Boston O&P acquisition. Depreciation and amortization expenses increased $1.1 million, or 6%, from $17.4 million for the year ended December 31, 2023 to $18.5 million for the year ended December 31, 2024. The increase was primarily due to higher set deployments and increased amortization associated with acquisitions, as well as the addition of Boston O&P.

Trademark Impairment

The Company recorded a partial impairment charge of $1.8 million and $1.0 million associated with the ApiFix trademark during the years ended December 31, 2024 and 2023, respectively. See Note 5 - Goodwill and Intangible Assets for further details.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 1%, from $10.9 million for the year ended December 31, 2023 to $11.0 million for the year ended December 31, 2024. The increase was primarily due to the timing of product development and the addition of personnel to support the future growth of the business during 2024.

Restructuring Expense

The 2024 Restructuring Plan aims to improve operational efficiency, reduce costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and additional staff reduction across all of OrthoPediatrics Corp. The Company recorded restructuring expenses of $3.7 million for the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023. The expense was a result of a 2024 global Restructuring Plan comprised the reduction of our Israeli physical site, reducing the ApiFix portfolio inventory, reserving for excess inventory, and certain employee termination benefits.

Total Other Expenses (Income)

Total other expense increased $12.4 million year over year, with other expense of $6.9 million for the year ended December 31, 2024 compared to other income of $5.4 million for the year ended December 31, 2023. The change was primarily due to the fair value adjustment of contingent consideration associated with our ApiFix acquisition, which generated income in the comparative prior year period of $3.0 million, the early extinguishment of the MidCap Credit Agreement in the third quarter 2024 of $3.2 million, and additional interest expense of $2.6 million, net related to our indebtedness.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $27.0 million, $27.0 million and $21.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $235.6 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $45.8 million and short-term investments of $25.0 million for a total of $70.8 million.

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

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(27,048)	$(27,046)
Net cash (used in) provided by investing activities	(13,162)	41,677
Net cash provided by financing activities	53,135	7,301
Effect of exchange rate changes on cash	(175)	633
Net increase in cash and restricted cash	$12,750	$22,565

Cash Used in Operating Activities

Net cash used in operating activities was $27.0 million for both the years ended December 31, 2024 and 2023, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital and changes in other operating assets and liabilities was $23.3 million and $32.2 million for the years ended December 31, 2024 and 2023, respectively. During 2024, the primary uses of cash used in operating activities was driven by inventory purchases of $13.2 million to support sales growth as well as an increase in accounts receivable of $4.7 million, and a decrease to accounts payable of $4.3 million. These uses of cash were partially offset by cash inflows from other accrued expenses and other liabilities of $0.5 million, related primarily to accrued compensation. During 2023, we increased inventory by $26.3 million as we deployed additional inventory and accounts receivable increased by $9.7 million. We had a net loss of $37.8 million for the year ended December 31, 2024, compared to a net loss of $21.0 million for the year ended December 31, 2023.

Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities was $(13.2) million and $41.7 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities in 2024 was primarily related to the purchase of short-term investments of $25.0 million and cash paid for the acquisitions of Boston O&P of $20.2 million and other clinics of $2.9 million, which was partially offset by the sales of short-term marketable securities of $49.9 million. We also invested $14.3 million in property and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Net cash provided in 2023 was primarily related to the sales of short-term marketable securities of $112.9 million which was partially offset by the purchase of short-term investments of $48.6 million and the cash paid for the acquisitions of MedTech of $3.1 million and Rhino of $0.5 million. We also invested $16.9 million in property and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Cash Provided By Financing Activities

Net cash provided by financing activities was $53.1 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities in 2024 consisted of $73.5 million from the proceeds of the Credit Agreement with Braidwell and sale of our Convertible Notes, offset by $12.2 million of cash used to repay our term loan and revolving facility with MidCap, $3.4 million of debt issuance costs, and $2.3 million related to the ApiFix fourth and final anniversary payment and $1.3 million related to the MedTech first year anniversary payment. Net cash provided by financing activities for 2023 consisted of the proceeds of

$9.4 million, net of issuance costs, from our term loan agreement with MidCap, offset by the cash paid for the acquisition installment to ApiFix of $2.0 million.

Indebtedness

Term Loan Agreement and Convertible Notes

On August 5, 2024, the Company signed an $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Credit Agreement, (ii) Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions. The interest rate on the term loan is SOFR + 6.50% with the Company having the option to make a payment-in-kind interest payment equal to 1.00% per annum of the rate. Payments are interest only until the maturity date in August 2029. Included in the term loan are financial covenants to maintain cash in certain pledged accounts of at least 25% of the outstanding principal amount of the loan and to maintain certain minimum net product sales during the loan period.

The $50 million of convertible notes accrue interest at a rate of 4.75% per annum. Payments will consist of interest only until the maturity date in February 2030. The notes are convertible into common stock of the Company at an initial conversion price of $40.98, which represented a 30% premium to the Company’s volume weighted average common stock price for the thirty trading days ended August 2, 2024.

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock. No shares were repurchased under the program which reduced to $0.25 million on December 31, 2024.

The proceeds from the financing were used to repay the Company’s outstanding debt of approximately $10 million with MidCap, transaction fees incurred in connection with the financing, potential stock repurchases under the program described above, and for general corporate purposes and working capital needs.

The debt facilities replace the $80 million Credit, Security, and Guaranty Agreement with MidCap Funding IV Trust and MidCap Financial Trust and other parties named therein. There was approximately $10 million outstanding under the MidCap Credit Agreement and it was terminated in connection with the Credit Agreement.

Tawani Mortgage

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

See Note 9 - Debt and Credit Arrangements in Item 8 for further detail regarding our debt.

Contractual Obligations and Commitments

The Company's cash requirements within the next twelve months include accounts payable, accrued compensation and benefits, interest payments on our long-term debt, current portion of acquisition installment payable and other current liabilities. The acquisition installment payable is related to the acquisition of MedTech. See Note 3 - Business Combinations and Asset Acquisitions in Item 8 for further detail of the acquisition and the acquisition installment payables.

Our long-term cash requirements under various contractual obligations and commitments include:
•Debt obligations and interest payments - See Note 9 - Debt and Credit Arrangements in Item 8 for further detail regarding our debt and the timing of expected future principal and interest payments.

•Acquisition installment payables, net of current portion and contingent consideration - See Note 3 - Business Combinations and Asset Acquisitions in Item 8 for further detail regarding our obligations and timing of expected future payments.

•Minimum purchase obligations - Purchase obligations include agreements for purchases of product in the normal course of business, including minimum quantities required pursuant to our license agreements. See Note 17 - Commitments and Contingencies in Item 8 for further detail regarding these requirements.

•Clinic acquisition promissory notes - See Note 17 - Commitments and Contingencies in Item 8 for further detail regarding our clinic acquisition promissory notes.

•Lease Obligations - See Note 16 - Leases in Item 8 for further detail regarding our lease obligations.

•Royalties - See Note 17 - Commitments and Contingencies in Item 8 for further detail regarding minimum royalty obligations.

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

Revenue Recognition

In the United States and in fourteen international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when a product is shipped or delivered and the title and risk of loss passes to the customer. Sales of our bracing products are sold to stocking distributors, hospitals, orthotist and other medical professionals or directly to end customers. Revenue is recognized for braces generally when title passes upon shipment. Our O&P clinics recognize revenue when our custom manufactured braces or other products are fitted to and accepted by patients. Revenue from these O&P clinic is primarily derived from contracts with third party payors. At, or subsequent to delivery, an invoice is issued to the third-party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, and private or patient pay individuals. Revenue is recognized for the amounts expected to be received from payors based on contractual reimbursement rates, which are net of estimated contractual discounts and other implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances, which are considered as part of the transaction price and recorded as a reduction of revenues.

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

We have indefinite lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. Calculating net discounted cash flows requires us to make significant estimates and assumptions related to forecasts of future revenues and discount rates. Changes in these assumptions could have a significant impact on the fair value of trademarks. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized an income approach, or discounted cash flow model. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2024, 2023 and 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded impairment charges of $1.8 million, $1.0 million, and $3.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value. Following the impairment, the newly calculated fair value becomes the new accounting basis and carrying value of the trademark.

As of October 1, 2024, the date of our last impairment review, the fair value of three of our trademarks exceeded their respective carrying values by less than 15%, excluding ApiFix described above. As of December 31, 2024, the carrying value of these three trademarks was $7.2 million.

Net Operating Losses

As of December 31, 2024, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $136.6 million, $85.4 million and $35.2 million, respectively, which begin to expire, if not utilized, beginning in 2028. All deferred tax assets were fully offset by a valuation allowance, with the exception of certain deferred tax liabilities in Canada in 2024, and Canada and Israel in 2023, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2024 and 2023 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2024, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2024, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Our long-term debt as of December 31, 2024 is related to the Company's term loan and Convertible Notes with Braidwell. As of December 31, 2024, we had outstanding borrowings under our Term Loan Agreement of $25.0 million. A hypothetical interest rate change of 1% on our term loan would have changed interest expense for the year ended December 31, 2024 by $0.1 million or by $0.3 million if the amount funded under our Term Loan Agreement had been outstanding for a full calendar year.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2024, 2023 and 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of OrthoPediatrics Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Boston O&P, which was acquired on January 5, 2024, and whose financial statements constitute 8% and 16% of total assets and net revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting of Boston O&P.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Emphasis of Matter

The Company has significant transactions and relationships with related parties that are described in Notes 9 and 14 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

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

Other Intangible Assets – Trademarks – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

As described in Notes 2 and 5 of the consolidated financial statements, the Company records trademarks within their consolidated balance of Other Intangible Assets. We identified the specific trademarks related to Pega Medical, MD Ortho, Orthex and ApiFix, which are components of the Other Intangible Assets consolidated balance, as our critical audit matter. Impairment testing of the trademarks is performed on an annual basis, and more frequently if events and circumstances indicated that the asset might be impaired. The fair values of the trademarks are based on a relief from royalty method, and an impairment of $1,836,000 was recorded related to the ApiFix trademark during 2024. This approach requires significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

The principal considerations for our determination that performing procedures related to the annual trademark impairment assessments of Pega Medical, MD Ortho, Orthex, and ApiFix is a critical audit matter are (i) the significant judgments required to be exercised by management when developing the fair value estimates of its trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and royalty rates for the trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
•We evaluated the reasonableness of management’s forecast of future revenue by comparing the forecast for each trademark to:
–Historical revenues.
–Projected revenues.
–Publicly available industry information.
–Evidence obtained in other areas of the audit.
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
–Evaluating the reasonableness of the terminal growth rate through comparison to industry reports.
–Assessing the reasonableness of the selected royalty rate used in the fair value analysis by comparing against an independently-sourced set of comparable licensing agreements.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 5, 2025

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash	$43,820	$31,055
Restricted cash	1,957	1,972
Short-term investments	25,013	49,251
Accounts receivable - trade, net of allowances of $1,145 and $1,373, respectively	42,357	34,617
Inventories, net	117,005	105,851
Prepaid expenses and other current assets	7,021	3,750
Total current assets	237,173	226,496
Property and equipment, net	50,596	41,048
Other assets:
Amortizable intangible assets, net	64,427	69,275
Goodwill	93,844	83,699
Other intangible assets	16,752	15,287
Other non-current assets	10,417	2,940
Total other assets	185,440	171,201
Total assets	$473,209	$438,745
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$8,908	12,649
Accrued compensation and benefits	13,888	11,325
Current portion of long-term debt with affiliate	160	152
Current portion of acquisition installment payable	1,347	10,149
Other current liabilities	9,659	7,391
Total current liabilities	33,962	41,666
Long-term liabilities:
Long-term term loan	23,957	9,297
Long-term convertible note	47,913	—
Long-term debt with affiliate, net of current portion	451	611
Other long-term debt, net of current portion	635	—
Acquisition installment payable, net of current portion	2,452	3,551
Deferred income taxes	3,381	5,483
Other long-term liabilities	5,892	1,112
Total long-term liabilities	84,681	20,054
Total liabilities	118,643	61,720
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 24,217,508 shares and 23,378,408 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	600,897	580,287
Accumulated deficit	(235,564)	(197,742)
Accumulated other comprehensive loss	(10,773)	(5,526)
Total stockholders' equity	354,566	377,025
Total liabilities and stockholders' equity	$473,209	$438,745
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2024	2023	2022

Net revenue	$204,727	$148,732	$122,289
Cost of revenue	56,129	37,479	31,629
Gross profit	148,598	111,253	90,660
Operating expenses:
Sales and marketing	64,296	52,824	46,094
General and administrative	102,789	73,300	57,904
Tradename impairment	1,836	985	3,609
Restructuring	3,653	—	—
Research and development	11,034	10,895	8,452
Total operating expenses	183,608	138,004	116,059
Operating loss	(35,010)	(26,751)	(25,399)
Other expenses (income):
Interest expense (income), net	2,621	(198)	2,424
Loss on early extinguishment of debt	3,230	—	—
Fair value adjustment of contingent consideration	—	(2,980)	(25,930)
Other expense (income)	1,068	(2,261)	1,796
Total other expenses (income), net	6,919	(5,439)	(21,710)
Net loss before income taxes	(41,929)	(21,312)	(3,689)
Income tax benefit	(4,107)	(338)	(4,947)
Net (loss) income	$(37,822)	$(20,974)	$1,258
Weighted average shares outstanding
Basic	23,077,704	22,675,477	20,704,556
Diluted	23,077,704	22,675,477	20,947,727
Net (loss) income per share
Basic	$(1.64)	$(0.92)	$0.06
Diluted	$(1.64)	$(0.92)	$0.06

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(37,822)	$(20,974)	$1,258
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,090)	(1,631)	(14,570)
Unrealized (loss) gain on short term investments	(276)	68	(871)
Adjustment for realized gains	119	1,437	1,550
Other comprehensive loss, net of tax	(5,247)	(126)	(13,891)
Comprehensive loss	$(43,069)	$(21,100)	$(12,633)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Value
Balance at January 1, 2022	19,677,214	$5	$394,899	$(178,026)	$8,491	$225,369
Net income	—	—	—	1,258	—	1,258
Restricted stock	188,537	—	6,449	—	—	6,449
Stock option exercise	2,010	—	63	—	—	63
Consideration for MD Ortho and Pega acquisitions	208,140	—	9,707	—	—	9,707
Stock portion of ApiFix anniversary installment payment	185,811	—	10,410	—	—	10,410
Issuance of common stock, net of issuance cost	2,616,250	1	139,282	—	—	139,283
Other comprehensive loss	—	—	—	—	(13,891)	(13,891)
Balance at December 31, 2022	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net loss	—	—	—	(20,974)	—	(20,974)
Stock option exercise	670	—	21	—	—	21
Restricted stock	304,889	—	10,526	—	—	10,526
Consideration for MedTech and Rhino acquisitions	54,884	—	2,752	—	—	2,752
Stock portion of ApiFix anniversary installment payment	140,003	—	6,178	—	—	6,178
Other comprehensive loss	—	—	—	—	(126)	(126)
Balance at December 31, 2023	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(37,822)	—	(37,822)
Restricted stock	589,000	—	13,548	—	—	13,548
Acquisition consideration - MedTech installment	4,288	—	133	—	—	133
Acquisition consideration - ApiFix final installment	245,812	—	6,929	—	—	6,929
Other comprehensive loss	—	—	—	—	(5,247)	(5,247)
Balance at December 31, 2024	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(37,822)	$(20,974)	$1,258
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	1,836	985	3,609
Depreciation and amortization	19,080	17,385	13,099
Loss on early extinguishment of debt	3,230	—	—
Stock-based compensation	13,548	10,526	6,679
Fair value adjustment of contingent consideration	—	(2,980)	(25,930)
Accretion of acquisition installment payable	661	1,372	2,307
Deferred income taxes	(4,736)	(1,163)	(5,032)
Non-cash other	90	—	—
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(4,749)	(9,724)	(3,983)
Inventories	(13,197)	(26,279)	(16,938)
Prepaid expenses and other current assets	(1,561)	94	(506)
Accounts payable - trade	(4,280)	1,491	(209)
Accrued expenses and other liabilities	537	6,852	3,344
Other	315	(4,631)	536
Net cash used in operating activities	(27,048)	(27,046)	(21,766)
INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	(20,225)	—	—
Clinic acquisitions, net of cash acquired	(2,882)	—	—
Acquisition of MedTech, net of cash acquired	—	(3,097)	—
Acquisition of Rhino assets	—	(546)	—
Acquisition of MDO, net of cash acquired	—	—	(8,360)
Acquisition of Pega, net of cash acquired	—	—	(31,730)
Sale of short-term marketable securities	49,855	112,904	46,872
Purchase of short-term marketable securities	(25,000)	(48,600)	(110,122)
Investment in private companies and purchases of licenses	(647)	(2,106)	—
Purchases of property and equipment	(14,263)	(16,878)	(10,031)
Net cash provided by (used in) investing activities	(13,162)	41,677	(113,371)
FINANCING ACTIVITIES
Payments on debt with affiliate	—	—	(31,000)
Proceeds from issuance of debt with affiliate	—	—	31,000
Proceeds from issuance of debt	73,533	9,424	—
Payment of debt issuance costs	(3,407)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	139,282
Proceeds from exercise of stock options	—	21	63
Installment payment for ApiFix	(2,250)	(2,000)	(3,234)
Installment payment for MedTech	(1,250)	—	—
Payments on mortgage notes	(152)	(144)	(137)
Payments on clinic acquisition notes	(1,108)	—	—
Payment on debt	(12,231)	—	—
Net cash provided by financing activities	53,135	7,301	135,974
Effect of exchange rate changes on cash	(175)	633	619
NET INCREASE IN CASH AND RESTRICTED CASH	12,750	22,565	1,456
Cash and restricted cash, beginning of period	33,027	10,462	9,006
Cash and restricted cash, end of period	$45,777	$33,027	$10,462

	2024	2023	2022
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,752	$42	$700
Transfer of instruments between property and equipment and inventory	$420	$57	$(234)
Issuance of common shares for ApiFix installment	$6,929	$6,178	$10,410
Issuance of common shares to acquire MedTech	$—	$2,274	$—
Issuance of common shares for MedTech installment	$133	$—	$—
Issuance of common shares to acquire Rhino assets	$—	$478	$—
Issuance of common shares to acquire MDO	$—	$—	$9,707
Right-of-use assets obtained in exchange for lease liabilities	$8,957	$706	$213
Debt issuance costs not yet paid	$—	$127	$—

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023 and for the three years in the period ended
December 31, 2024
(dollars in thousands, except per share information)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIROTM Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® and Boston Brace 3D specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house. We also operate multiple O&P clinics delivering leading pediatric non-surgical O&P treatment.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and braces as well as provide O&P clinic services to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $235,564 and $197,742 as of December 31, 2024 and 2023, respectively.

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

Beginning in early 2017 and continuing through 2024, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany and Australia, respectively, to better serve our customers. In 2024, we opened warehouses in Germany and Australia, and hired a European operations director to continue our growth in the European market. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

Revenue from Contracts with Customers

In accordance with ASC 606, "Revenue from Contracts with Customers," revenue is recognized when our performance obligations under the terms of a contract with our customer are satisfied. This typically occurs when we transfer control of our products to the customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities.

Revenue Recognition – United States

Revenue in the United States is generated primarily from the sale of our implants, specialized braces, O&P clinic services and, to a much lesser extent, from the sale of our instruments. Sales of our implants and instruments in the United States are primarily to hospital accounts through independent sales agencies. We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. For our implants and instruments, this typically occurs when we transfer control of our products to the customer, generally upon implantation or when title passes upon shipment. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase product for their own inventory, and revenue is recognized when the hospital obtains control of the product, typically either upon shipment or delivery of the product dependent on the terms of the contract. Sales of our bracing products are sold to stocking distributors, hospitals, orthotist and other medical professionals or directly to end customers. For such sales, we consider our performance obligation to be settled upon shipment, and revenue is recognized at that time. For our O&P clinics, we recognize revenue when our custom manufactured braces or other products are fitted to and accepted by patients. Revenue from these O&P clinics is primarily derived from contracts with third party payors. At, or subsequent to delivery, an invoice is issued to the third-party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid and private or patient pay individuals. Revenue is recognized for the amounts expected to be received from payors based on contractual reimbursement rates, which are net of estimated contractual discounts and other implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances, which are considered as part of the transaction price and recorded as a reduction of revenues.

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
Beginning in early 2017 and continuing through 2024, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment.

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

The Company invests in both certificate of deposits and available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying consolidated balance sheets. The Company includes unrealized gains or losses, as a component of other comprehensive income in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company evaluates whether any impairment is a result of a credit loss or other factors. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, significance of a security's loss position, adverse conditions specifically related to the security, and the payment structure of the security. There were no such losses recognized in the accompanying consolidated statements of operations. Additionally, the Company recognizes any previously unrealized gain or loss at the time the Company liquidates any of its investments based on the value at the time of liquidation. In 2024, 2023, and 2022, the Company recognized gains of $119, $1,437, and $1,550, respectively, that were previously unrealized.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2024 and 2023 consolidated balance sheets. These funds were to remain restricted until August 31, 2021 at which time, they were to be released to the Company subject to no claims related to the purchase; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter. See Note 17 - Commitments and Contingencies for further detail. The Company also maintains restricted cash of 625 Euro at its Netherlands entity for potential Italian tenders.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days from the invoice date in the United States and within 90 days internationally. Account balances with invoices over 30 or 90 days past due for domestic and international accounts, respectively, are considered delinquent. For O&P clinic goods and services, accounts receivables are adjusted for unapplied cash and estimated allowances for implicit price concessions (like disallowed revenue and patient non-payments). These allowances are based on historical collection experience for different primary payor class groups (Medicare and non-Medicare). Management uses historical data to estimate collections by aging category and adjusts these estimates as needed based on trends and new information. No interest is charged on past due accounts. Payments of accounts receivable are applied to the specific invoices identified on the customer's remittance advice or, if unspecified, to the customer's account as an unapplied credit.

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

The following table summarizes activity in our reserves recorded against accounts receivable:

	December 31,
	2024	2023	2022
Balance at beginning of year	$1,373	$1,056	$347
Adjustments charged to expense (income)	101	499	723
Write-offs & other adjustments	(1,132)	(182)	(174)
Carrying amount as a result of acquisitions	803	—	160
Balance at end of year	$1,145	$1,373	$1,056

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. Inventories, which consist of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties.

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

Charges for excess and obsolete inventory are included in cost of revenue and were $914, $995 and $1,011 for the years ended December 31, 2024, 2023 and 2022, respectively. We also incurred an additional charge during 2024 of $1,756 for excess and obsolete inventory in connection with our 2024 Restructuring Plan that is included within restructuring expense in the consolidated statement of operations. See Note 4 - Restructuring for additional information.

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

Amortizable Intangible Assets, net

Amortizable intangible assets include fees necessary to secure various patents and licenses, including Band-Lok, the value of internally developed software, customer relationships, and non-competition agreements related to the acquisition of Orthex, and customer relationships and non-competition agreements related to the acquisitions of Telos, ApiFix, MD Ortho, Pega Medical, MedTech Concepts, Rhino, Boston O&P, and O&P clinics. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval, and for licenses upon market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

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

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill is tested at the reporting unit level as defined in the Glossary to ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined the reporting units to be our legacy surgical implants unit and the bracing reporting unit established with the acquisition of MD Ortho, Boston O&P and O&P clinics. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value. No impairment charges were recorded in any of the years presented.

The Company tests goodwill for impairment annually in the fourth quarter by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our two reporting units using either an income or market approach or a combination thereof.

We have indefinite-lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the fourth quarter, utilizing balances as of October 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized the relief-from-royalty method, which is a form of the income approach. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2024, 2023, and 2022, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset associated was below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. We recorded impairment charges of $1,836, $985, and $3,609 for the years ended December 31, 2024, 2023 and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value. No impairment charges were recorded in any of the other periods presented or for any other indefinite-lived trademark assets.

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

Investments in privately held companies determined to be equity securities are accounted for as non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized as a component of other expenses (income) in the consolidated statements of operations.

Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities unless the fair value option is elected. The Company has investments of $2,180 as and $1,855 of December 31, 2024 and 2023, respectively. which are recorded within other non-current assets on its consolidated balance sheet.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense (income), net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. Both are included as a component of other expenses (income) on the consolidated statements of operations. The amount of expense recorded was $661, $1,372 and $2,307 for the years ended December 31, 2024, 2023 and 2022, respectively related to the accretion of the acquisition installment payable. Adjustments in the fair value of the contingent consideration payment were recognized as income of $0, $2,980 and $25,930 for the years ended December 31, 2024, 2023 and 2022, respectively. Following the fourth year anniversary of our acquisition of ApiFix in April 2024, the sales performance period associated with our ApiFix system sales milestone ended, and no additional amounts were owed to the sellers. There is no additional contingent consideration owed as of December 31, 2024.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $1,385, $1,244 and $1,027, for the years ended December 31, 2024, 2023 and 2022, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $6,827, $5,655 and $4,270, for the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Revenue

Cost of revenue consists primarily of products purchased from third-party suppliers, excess and obsolete inventory adjustments, inbound freight, royalties, material, labor and overhead related to the manufacturing of our braces. Our implants and instruments are manufactured to our specifications by third-party suppliers who meet our manufacturer qualifications standards. We purchase the raw materials to make our specialized bracing products in our facilities in Wayland, IA and Boston, MA. Our manufacturing sites as well as our third-party manufacturers are required to meet Food and Drug Administration (the “FDA”), International Organization for Standardization and other country-specific quality standards. The majority of our implants, instruments, and braces are produced in the United States.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of commissions to our domestic and select international independent sales agencies and consignment distributors, as well as compensation, commissions, benefits and other related costs, including stock-based compensation, for personnel we employ. Commissions and bonuses are generally based on a percentage of sales. Our international independent stocking distributors purchase instrument sets and replenishment stock for resale, and we do not pay commissions or any other sales related costs for international sales to distributors.

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $2,395, $2,409 and $1,906 for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Our research and development expenses primarily consist of costs associated with engineering, product development, consulting services, outside prototyping services, outside research activities, materials, development and protection of our intellectual property portfolio, as well as other costs associated with development of our products. Research and development costs also include related personnel and consultants’ compensation expense, including stock-based compensation.

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

In 2024 we adopted the 2024 Incentive Award Plan (the "2024 Plan") which replaced the 2017 Plan. The 2024 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of the Company. The 2024 Plan has authorized 1,629,000 shares for award. As of December 31, 2024, the 2024 Plan had 1,231,564 shares available for issuance.

Options holders, upon vesting, may purchase common stock at the exercise price, which is the estimated fair value of our common stock on the date of grant. Option grants generally vest immediately or over a three-year period. No stock options were granted in any of the periods presented.

Restricted stock may not be transferred prior to the expiration of the restricted period. The restricted stock that has been granted under the 2007 Plan has restriction periods that generally last until the earlier of six years from the date of grant, or an initial public offering or change in control, as defined in the 2007 Plan. All restricted stock granted prior to May 2014 vested upon our IPO and the remaining grants under the 2007 Plan vested in April 2018. The restricted stock that has been granted under the 2017 Plan typically vests at the end of a three-year period. Remaining grants under the 2017 Plan will vest by February 2027. Generally under the 2024 Plan, restricted stock vests at the end of a three-year period. We have elected to recognize the reversal of stock compensation expense when a restricted stock forfeiture occurs as opposed to estimating future forfeitures.

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

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included within interest expense (income), net in the consolidated statements of operations.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract is or contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on a borrowing rate commensurate with the term of the lease.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, the Company considers its current interest rate on its secured Term Loan, adjusted as necessary based on the lease term and the Company’s credit spread.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets within other non-current assets. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets.

Reclassification

In the consolidated financial statements, the Company has reclassified stock-based compensation to conform to the current period presentation. All stock-based compensation was previously recorded within general and administrative expenses, and such costs have now been allocated between general and administrative expenses, research and development expenses and sales and marketing expenses. The current presentation results in stock-based compensation expense being recorded in the same manner in which the award recipient's payroll costs are classified. This reclassification did not affect previously reported total operating expenses, loss before income taxes, or net loss in the consolidated statements of operations.

The following tables present the impact of the reclassification on our consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Sales and marketing (prior presentation)	$51,402	$45,053
Reclassification	1,422	1,041
Sales and marketing (new presentation)	$52,824	$46,094

	Year Ended December 31,
	2023	2022
General and administrative (prior presentation)	$75,421	$59,383
Reclassification	(2,121)	(1,479)
General and administrative (new presentation)	$73,300	$57,904

	Year Ended December 31,
	2023	2022
Research and development (prior presentation)	$10,196	$8,014
Reclassification	699	438
Research and development (new presentation)	$10,895	$8,452
Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06 "Disclosure Improvements - Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative." This amendment modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. Amendments in this ASU should be applied prospectively. The Company continues to analyze this ASU. The update is specific to disclosures and, therefore, is not expected to have a material impact to the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. We adopted this ASU for the annual period ended December 31, 2024 retrospectively for all periods presented. See Note 13 - Business Segments for additional information.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for public companies for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the effect of this ASU on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual periods beginning after December 15, 2026. We are currently evaluating the effect of this ASU on our consolidated financial statements and disclosures.

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

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $21,535 in cash, after adjusting for closing net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Incentive Award Plan. The restricted stock is not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$21,535
Assets:
Cash	1,310
Accounts receivable - trade	2,749
Inventories	1,075
Prepaid expenses and other current assets	447
Property and equipment	6,259
Amortizable intangible assets	2,963
Other intangible assets	3,610
Other non-current assets	2,987
Total assets	21,400
Liabilities:
Accounts payable-trade	581
Other current liabilities	2,064
Long-term debt, including current portion	1,157
Deferred tax liability	2,617
Other non-current liabilities	1,803
Total liabilities	8,222
Less: total net assets	13,178
Goodwill	$8,357

The fair value of identifiable intangible assets and certain long-lived assets were based on valuations using a combination of the income and cost approach, inputs which would be considered Level 3 under the fair value hierarchy. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Remaining Economic Useful Life
Trademarks / Names	$3,610	Indefinite
Customer Relationships & Other	2,963	12 years
	$6,573

The following table represents the unaudited pro forma net revenue and net loss assuming the acquisition of Boston O&P occurred on January 1, 2023.

	Year Ended December 31,
	2024	2023
Net revenue	$205,158	$176,154
Net loss	$(37,849)	$(20,510)

In 2024, Boston O&P purchased all the issued and outstanding share capital or acquired the assets of multiple domestic orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired during 2024 was approximately $4,818 in total consideration, which comprised of cash of $3,388 and promissory notes in the original principal amount of $1,430 payable in installments with an interest rate of 5.0% per annum. We allocated $680 to customer relationship intangible assets and $3,367 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

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

Medtech Concepts LLC

On May 1, 2023, the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC, a Delaware limited liability company (“MedTech”). MedTech has developed an early-stage, pre-commercial enabling technology platform designed to increase efficiency in the perioperative environment. The solution combines hardware, software, and data analytics to help streamline operative care and support better decision making in the operating room. In the future, the Company believes this enabling technology platform will provide valuable intraoperative resources for surgeons that will improve decision making, drive operating room efficiency, and ultimately improve healthcare for children. The Company also expects that the acquisition will further support future market share gains for its implant systems, similar to what the Company has experienced with the FIREFLY® Technology and the 7D Surgical FLASHTM Navigation platform. No revenue was recorded from this platform in 2023 or 2024.

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

During the year ended December 31, 2024, the Company paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 of the Company's common stock approximating $133 which reduced the amount of the acquisition installment payable on our consolidated balance sheet. The present value of the remaining acquisition installment payable is $3,799 as of December 31, 2024, of which $1,347 is recorded as a current liability. In addition, we issued 38,594 shares of our common stock to one individual on the first anniversary date in exchange for their continued service through the vesting date which had been accounted for as stock-based compensation expense in the post-combination consolidated financial statements.

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

NOTE 4 - RESTRUCTURING

In the fourth quarter of 2024, we initiated a global restructuring plan (the "2024 Restructuring Plan"). The 2024 Restructuring Plan aims to improve operational efficiency, exit our physical site in Israel, and reduce costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and effect additional staff reduction across all of OrthoPediatrics Corp. The 2024 Restructuring Plan is expected to result in total restructuring charges of approximately $3,877. In 2024, we recognized expenses of $3,653 related to reducing the ApiFix portfolio inventory, reserving for excess inventory, and employee termination benefits. In 2025, we expect to expense $246 of retention bonuses as part of the 2024 Restructuring Plan.

The Company's restructuring expenses are comprised of the following:

Year Ended December 31, 2024
Severance and employee costs	$1,196
Write-down of inventory and property and equipment	1,771
Other exit costs	686
Balance at December 31, 2024	$3,653

The following table summarizes the changes in our accrued restructuring balance, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Such costs are all expected to be paid by December 31, 2025.

Accrued Restructuring Balance
Balance at December 31, 2023	$—
Restructuring charges	1,306
Payments	(234)
Balance at December 31, 2024	$1,072

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

The Company elected to perform a qualitative analysis for its reporting units as of October 1, 2024. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its reporting units were less than the carrying amount, therefore, it was not necessary to perform a quantitative impairment test.

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill at January 1, 2024	$83,699
Boston O&P acquisition	8,357
Other clinic acquisitions	3,367
Foreign currency translation impact	(1,579)
Goodwill at December 31, 2024	$93,844

Intangible Assets

As of December 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	10.2 years	$45,064	$(13,984)	$—	$31,080
Intellectual Property	8.2 years	16,027	(4,065)	—	11,962
Customer Relationships & Other	11.5 years	21,850	(4,783)	—	17,067
License agreements	2.7 years	10,710	(6,392)	—	4,318
Total amortizable assets		$93,651	$(29,224)	$—	$64,427

As of December 31, 2023, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Impairment	Net Intangible Assets
Patents	11.2 years	$45,646	$(11,008)	$—	$34,638
Intellectual Property	9.1 years	16,026	(2,524)	—	13,502
Customer Relationships & Other	12.4 years	18,862	(3,270)	—	15,592
License agreements	3.8 years	10,733	(5,190)	—	5,543
Total amortizable assets		$91,267	$(21,992)	$—	$69,275

Amortization expense was $7,812, $7,149 and $5,977 for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2025	$7,676
2026	7,669
2027	7,264
2028	6,319
2029	6,186
Thereafter	29,313
Total	$64,427

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launches are expected to occur through 2026 for products for which we previously obtained licensing rights.

Trademarks are recorded as indefinite-lived intangible assets in the amounts of $16,752 and $15,287 as of December 31, 2024 and 2023, respectively. In 2022, we acquired trademarks associated with MD Ortho and Pega Medical for approximately $2,410 and $3,878, respectively. In 2023, we acquired trademarks associated with MedTech and Rhino for approximately $520 and $140, respectively. In 2024, we acquired trademarks associated with Boston O&P for approximately $3,610. Trademarks are recorded in other intangible assets on the consolidated balance sheets.

During 2024, 2023 and 2022, management determined that a triggering event occurred for our ApiFix trademark, indicating that it was more likely than not the fair value of the trademark assets is less than the carrying value. As such, we completed a quantitative analysis whereby we determined the fair value of the trademark asset associated with our ApiFix acquisition was below the carrying value. We recorded impairment charges of $1,836, $985 and $3,609 for the years ended December 31, 2024, 2023 and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term Investments
Corporate Bonds	$10,598	$—	$—	$10,598
Treasury Bonds	$9,274	$—	$—	$9,274
Asset-Backed Securities	$4,889	$—	$—	$4,889
Exchange Trade Mutual Funds	$252	$—	$—	$252
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term Investments
Certificates of Deposit	$—	$25,792	$—	$25,792
Exchange Trade Mutual Funds	$5,015	$—	$—	$5,015
Treasury Bonds	$18,235	$—	$—	$18,235
Other	$207	$—	$—	$207

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments resulted in income of $0, $2,980 and $25,930 for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the change in fair value of the Level 3 instrument:

Total
Balance at December 31, 2022	$2,980
Change in fair value of contingent consideration	(2,980)
Balance at December 31, 2023	—
Change in fair value of contingent consideration	—
Balance at December 31, 2024	$—

The recurring Level 3 fair value measurements of the contingent consideration liability associated with the ApiFix system sales milestone include the following significant unobservable inputs as of December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Valuation techniques
Present value discount rate(1)	—%	16.6%
Volatility factor	—%	48.0%
Expected Years	0.4 years	1.4 years

(1) The present value discount rate includes estimated risk premium.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Land	$2,350	$1,725
Building and building improvements	11,318	5,870
Computer equipment and software	5,029	5,828
Office and other equipment	6,377	5,821
Instruments	60,878	53,093
Sample inventory	3,419	2,780
Construction in progress	7,342	5,519
	96,713	80,636
Less: accumulated depreciation	(46,117)	(39,588)
Total property and equipment, net	$50,596	$41,048

Depreciation expense is primarily included in general and administrative expenses and was $10,948, $10,236 and $7,121 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 8 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2024	2023
Accrued compensation and related costs	$6,368	$4,279
Accrued commissions	7,520	7,046
Total accrued compensation and benefits	$13,888	$11,325

NOTE 9 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2024	2023
Term loan and Final Payment	$25,500	$10,300
Convertible note	50,000	—
Mortgage payable to affiliate	611	763
Acquisition note payable	1,372	—
Total debt	77,483	11,063
Less: debt discount and issuance costs	3,630	1,003
Less: current maturities	897	152
Long-term debt, net of current maturities	$72,956	$9,908

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

The Term Loan Agreement includes customary conditions to borrowing, representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Credit Parties’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Term Loan Agreement also has financial covenants requiring the Credit Parties to (i) maintain at all times unrestricted cash held in US accounts subject to Lenders’ first priority lien equal to at least 25% of the aggregate principal amount of any outstanding Term Loans and (ii) maintain certain minimum net product sales over a trailing twelve-month period as set forth therein.

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

MidCap Credit Agreement

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

Borrowings under the MidCap Credit Agreement were made under a term loan (the "MidCap Term Loan") of $10,000 and a Revolving Loan of $50,000, payable, jointly and severally, by the Company and each of its subsidiaries party thereto. The MidCap Term Loan and Revolving Loan matured at the earlier of (i) December 1, 2028; (ii) the occurrence of any transaction or series of transactions pursuant to which any person or entity in the aggregate acquire(s) 35% or more of the voting capital stock of the Company; (iii) a change in the majority of the Company’s Board of Directors over a 12-month period; (iv) the Company ceases to own directly or indirectly, 100% of the capital stock of any of its subsidiaries (with the exception of any subsidiaries permitted to be dissolved, merged or otherwise disposed of by the MidCap Credit Agreement), or (v) the occurrence of a change in control, fundamental change, deemed liquidation event or terms of similar import under any document or instrument governing or relating to debt of or equity interests of the Company. No amounts were drawn under the Revolving Loan as of December 31, 2023 or at any time during 2024.

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

As a result of the termination of the MidCap Credit Agreement, the Company recorded a loss on the extinguishment of debt in the amount of $3,230 on the consolidated statement of operations for the year ended December 31, 2024.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2024 and 2023, the mortgage balance was $611 and $763, respectively, of which current principal due of $160 and $152, respectively, was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $35, $42 and $525 for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the aggregate future principal payments on our debt arrangements, including the Final Payment, are as follows:

Year Ending December 31:
2025	$898
2026	527
2027	451
2028	107
2029	25,500
Thereafter	50,000
Total	$77,483

NOTE 10 - INCOME TAXES

Total income tax benefit for the years ended December 31, 2024, 2023 and 2022 was allocated as follows:

	2024	2023	2022
Total income tax benefit	$(4,107)	$(338)	$(4,947)

For the years ended December 31, 2024, 2023 and 2022 loss before taxes of the Company consists of the following:

	2024	2023	2022
Domestic	$(27,327)	$(12,582)	$6,451
Foreign	(14,602)	(8,730)	(10,140)
Total	$(41,929)	$(21,312)	$(3,689)

The components of income tax benefit for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Current:
Federal	$—	$—	$—
State	104	85	68
Foreign	525	740	17
	629	825	85

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,107)	(1,163)	(2,018)
Decrease in valuation allowance	(2,629)	—	(3,014)
Total income tax benefit	$(4,107)	$(338)	$(4,947)

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of federal benefit	1.8%	1.2%	(6.3)%
Effect of foreign rates different from statutory	0.5%	0.2%	6.4%
Change in state rate	0.4%	(0.3)%	0.9%
Excess tax benefits from stock plans	(1.2)%	(0.2)%	9.6%
Nondeductible/nontaxable or other items	9.3%	(3.3)%	(22.1)%
Unborn foreign tax deduction	(1.7)%	(0.5)%	6.8%
US benefit of foreign branches	8.0%	8.6%	64.4%
Nondeductible executive compensation	(0.1)%	(1.0)%	(4.4)%
Change in valuation allowance	(28.2)%	(24.1)%	57.8%
Income tax benefit	9.8%	1.6%	134.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are certain inventory adjustments, depreciation and amortization, interest expense, stock-based compensation and net operating loss carryforwards.

The deferred tax assets and liabilities consisted of the following at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Inventories, net	$4,236	$5,979
Stock-based compensation	4,996	3,158
Loss carryforwards	50,831	42,199
Credit carryforwards	176	176
Interest carryforward	534	134
Lease liabilities	2,103	615
Other	1,360	507
Total deferred tax assets	64,236	52,768
Valuation allowance	(53,742)	(41,927)
Net deferred tax assets	10,494	10,841
Deferred tax liabilities:
Intangibles	(8,726)	(14,426)
Property and equipment	(2,933)	(1,898)
Right-of-use assets	(2,216)	—
Total deferred tax liabilities	(13,875)	(16,324)
Deferred tax liabilities, net	$(3,381)	$(5,483)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2024 and 2023, with the exception of certain deferred tax liabilities in Canada in 2024 and Canada and Israel in 2023. The Company has recorded a tax benefit during the years ended December 31, 2024 and 2023, for losses generated in certain foreign jurisdictions.

As of December 31, 2024, we had available federal, state and foreign tax loss carryforwards of $136,597, $85,383 and $35,172, respectively. We had available federal tax credits of $176. Net operating losses ("NOLs") generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be available to be utilized after applying the limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Canada and Israel.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2024, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be recorded as a component of income taxes.
At December 31, 2024, our foreign operations held cash totaling $3,166. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2022	6,638	$30.97	1.3
Forfeited or expired	(1,072)	$30.97
Exercised	(2,010)	$30.97
Outstanding at December 31, 2022	3,556	$30.97	0.7
Forfeited or expired	(2,886)	$30.97
Exercised	(670)	$30.97
Outstanding at December 31, 2023	—	$—	—
Outstanding at December 31, 2024	—	$—	—

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2024 and 2023, all options were fully vested. No stock options were granted during any of the years presented.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock Awards	Weighted-Average Remaining Contractual Terms (in Years)	Restricted Stock Units	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2022	368,446	1.1	—	—
Granted	216,881		11,634
Forfeited	(28,344)		(1,554)
Outstanding at Vested	(153,659)		—
Outstanding at December 31, 2022	403,324	1.4	10,080	2.5
Granted	311,689		4,005
Forfeited	(6,800)		(234)
Outstanding at Vested	(115,760)		—
Outstanding at December 31, 2023	592,453	1.6	13,851	1.7
Granted	560,252		7,900
Forfeited	(12,503)		(200)
Vested	(96,009)		—
Outstanding at December 31, 2024	1,044,193	1.5	21,551	1.2

At December 31, 2024, there was $18,753 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

Stock-based compensation expense on restricted stock amounted to $13,548, $10,526 and $6,679 for the years ended December 31, 2024, 2023 and 2022, respectively, and is classified as follows:

	Year Ended December 31,
	2024	2023	2022
Sales and marketing	$1,774	$1,422	$1,041
General and administrative	10,502	8,405	5,200
Research and development	1,170	699	438
Restructuring	102	—	—
Total	$13,548	$10,526	$6,679

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of December 31, 2024. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

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

NOTE 12 – NET (LOSS) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted net (loss) earnings per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(37,822)	$(20,974)	$1,258
Less: Earnings allocated to participating securities	—	—	23
Net (loss) income available to common shareholders	$(37,822)	$(20,974)	$1,235

Denominator for basic and diluted net (loss) income per share
Weighted average shares outstanding for basic	23,077,704	22,675,477	20,704,556
Weighted average shares outstanding for diluted	23,077,704	22,675,477	20,947,727

(Loss) earnings per share:
Basic	$(1.64)	$(0.92)	$0.06
Diluted	$(1.64)	$(0.92)	$0.06

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

The following table shows the contingently issuable and convertible equity shares that were excluded from the calculation of diluted net earnings (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Restricted stock	1,065,744	606,304	413,404
Stock options	—	—	3,556
	1,065,744	606,304	416,960

The contingently issuable shares in the table above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions, or our convertible note. As of December 31, 2024, we are obligated to issue additional shares of our common stock to the sellers of MedTech. See Note 3 - Business Combinations and Asset Acquisitions for additional information. We are obligated to issue additional shares of our common stock to Braidwell in the event that our convertible note is converted into shares of common stock. See Note 9 - Debt and Credit Arrangements for additional information.

NOTE 13 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reportable segment, OrthoPediatrics, which designs, develops and markets anatomically appropriate specialized braces, implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. The Chief Executive Officer is regularly provided with consolidated expenses consistent with those presented in the consolidated statements of operations. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2024 or 2023.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2024	2023	2022
U.S.	$161,163	$111,010	$92,419
International	43,564	37,722	29,870
Total	$204,727	$148,732	$122,289

	Year Ended December 31,
Product sales by category:	2024	2023	2022
Trauma and deformity	$145,126	$106,781	$85,055
Scoliosis	55,153	37,933	33,428
Sports medicine/other	4,448	4,018	3,806
Total	$204,727	$148,732	$122,289

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2024, 2023 and 2022.

No individual country outside of the United States held long-lived assets in excess of 10% of consolidated long-lived assets as of December 31, 2024 or 2023.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to the expired debt and credit agreements and mortgage with Squadron and its affiliate (refer to Note 9), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $1,006, $1,060 and $956 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. OrthoPediatrics Corp. matches our employees' 401(k) contributions up to 4%. Employees of MD Ortho and Boston O&P receive contribution matches up to 3% of their salary. For the years ended December 31, 2024, 2023 and 2022, the total 401(k) match resulted in expense of $1,130, $900 and $718, respectively.

NOTE 16 – LEASES

As of December 31, 2024, and 2023 we have recorded an operating lease liability of $7,781 and $1,000, respectively, and a corresponding right-of-use asset of $8,237 and $1,084, respectively, on our consolidated balance sheets. The increase during 2024 is primarily the result of our Boston O&P acquisition and our subsequent O&P clinic acquisitions where office space is leased at or in close proximity to pediatric hospitals to better serve our patients.

Short-term lease costs were not material for the years ended December 31, 2024, 2023 or 2022. The components of lease expense and supplemental cash flow information were as follows for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost	$1,776	$263	$148
Cash paid for amounts included in the measurement of lease liabilities	$2,082	$305	$32
Right-of-use assets obtained in exchange for new lease liabilities, including leases assumed through business combinations	$8,957	$706	$213

Supplemental balance sheet information related to our operating leases as of December 31, 2024 and 2023 includes:

	As of December 31,
	2024	2023
Right-of-use assets recognized in Other non-current assets	$8,237	$1,084
Lease liabilities recognized in Other current liabilities	2,120	340
Lease liabilities recognized in Other long-term liabilities	5,661	660
Weighted-average remaining lease term	4.5 years	3.3 years
Weighted-average discount rate	11.2%	11.7%

Our future minimum lease payments as of December 31, 2024 were:

For the Years Ended December 31,
2025	$2,913
2026	2,397
2027	1,844
2028	1,468
2029	1,054
Thereafter	973
Total	10,649
Less imputed interest	2,868
Total	$7,781

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Although we believe Boston O&P has strong defenses to this lawsuit and we intend to vigorously defend the claims asserted against us, litigation can involve complex factual and legal questions, and an adverse resolution of such proceedings could have a material adverse effect on our business, operating results and financial condition. As part of the Company's purchase of Boston O&P, the selling equityholders of Boston O&P expressly agreed to indemnify the Company for any claims related to this lawsuit pursuant to the Stock Purchase Agreement.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. As of December 31, 2021 the remaining balance of the commitment was $1,900. During the year ended December 31, 2022, 2023, and 2024, the Company met the minimum purchase commitment as required for the first twelve months of the agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of December 31, 2024, the Company has a minimum purchase commitment for approximately $1,456 for the year ending December 31, 2025.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. During the years ended December 31, 2024, 2023 and 2022, the Company did not reach the minimum performance metrics. As such, the Company recorded $1,760, $2,000 and $1,104 as a component of cost of revenue for the shortfall which occurred during 2024, 2023 and 2022, respectively.

Clinic acquisition promissory notes

As of result of multiple O&P clinic acquisitions in 2024, as part of the consideration transferred, the Company is contracted to pay promissory notes to the previous owners. As of December 31, 2024, we had $1,372 remaining in present value, of which $737 is classified as short-term on the consolidated balance sheet. The payments are paid in installments with an interest rate of 5.0% per annum.

Royalties

As of December 31, 2024, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Currently, we have no minimum royalty commitments.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2024, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Boston O&P which we acquired on January 5, 2024. At December 31, 2024 and for the period from acquisition through December 31, 2024, total assets and total revenues subject to Boston O&P's internal control over financial reporting represented 8% and 16% of the Company's consolidated total assets and total revenues as of and for the year ended December 31, 2024. Based on its assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on those criteria.

There has been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2024.

ITEM 9B. OTHER INFORMATION

(a)     Information required to be disclosed in a report on Form 8-K.

None.

(b)     Insider Trading Arrangements.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	1,065,744	$—	1,231,564
Total	1,065,744	$—	1,231,564

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated balance sheets at December 31, 2024 and 2023
Consolidated statements of operations, years ended December 31, 2024, 2023 and 2022
Consolidated statements of comprehensive loss, years ended December 31, 2024, 2023 and 2022
Consolidated statements of stockholders' equity, years ended December 31, 2024, 2023 and 2022
Consolidated statements of cash flows, years ended December 31, 2024, 2023 and 2022
Notes to consolidated financial statements

(a) 2.     Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.    Exhibits:

Exhibit No:	Ref	Description of Exhibits:
2.1
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242) W

2.2
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242) W

2.3
Sale and Purchase Agreement, dated June 13, 2022, among OrthoPediatrics Corp., OrthoPediatrics Canada ULC, and the shareholders of Pega Medical Inc. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 14, 2022) (SEC File No. 001-38242) W

2.4
Membership Interest Purchase Agreement, dated May 1, 2023, by and among OrthoPediatrics Corp., Kevin Unger, DINZE LLC, and the sole member of DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed on January 8, 2024) (SEC File No. 001-38242). W

2.5
Stock Purchase Agreement, dated January 5, 2024, by and among OrthoPediatrics Corp., Boston Brace International, Inc., GreatBanc Trust Company, solely in its capacity as trustee of the Boston Brace International, Inc. Employee Stock Ownership Trust, the Selling Equityholders (as defined therein), and Thomas Morrissey, solely in his capacity as Sellers’ Representative (Incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed on January 8, 2024) (SEC File No. 001-38242). W

3.1		Amended and Restated Certificate of Incorporation of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.1 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)
3.2		Amended and Restated Bylaws of OrthoPediatrics Corp. (Incorporated by reference to Exhibit 3.1 of registrant's Form 8-K filed on November 8, 2023) (SEC File No. 001-38242).
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
4.6
Indenture, dated as of August 12, 2024, between OrthoPediatrics Corp. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of registrant’s Form 8-K filed on August 12, 2024) (SEC File No. 001-38242)

4.7		Form of 4.75% Convertible Senior Notes due February 15, 2030 (Incorporated by reference to Exhibit 4.2 of registrant’s Form 8-K filed on August 12, 2024) (SEC File No. 001-38242)
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
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective August 8, 2024 (incorporated by reference to Exhibit 10.10 of registrant’s Form 10-Q filed on November 7, 2024 (SEC File No. 001-38242).

10.5	*
Employment Agreement, by and between Fred L. Hite and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.6	*
Employment Agreement, by and between David R. Bailey and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.7	*
Employment Agreement, by and between Gregory A. Odle and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.3 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.8	*
Employment Agreement, by and between Daniel J. Gerritzen and OrthoPediatrics Corp., dated as of October 15, 2024 (incorporated by reference to Exhibit 10.4 of registrant’s Form 8-K filed on October 18, 2024 (SEC File No. 001-38242).

10.9	*
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
10.11
Fourth Amended and Restated Loan Agreement, by and among the registrant, its subsidiaries and Squadron, dated as of December 31, 2017 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 8, 2018) (SEC File No. 001-38242)

10.12
First Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 4, 2019, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 5, 2019) (SEC File No. 001-38242)

10.13
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-Q filed on August 6, 2020) (SEC File No. 001-38242)

10.14
Third Amendment to the Fourth Amended and Restated Loan Agreement, date as of December 31, 2021, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on January 6, 2022) (SEC File No. 001-38242)

10.15
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of June 13, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.16
Fifth Amendment to the Fourth Amended and Restated Loan Agreement, dated as of November 15, 2022, by and among OrthoPediatrics Corp., its subsidiaries named therein and Squadron Capital LLC (Incorporated by reference to Exhibit 10.16 of registrant's Form 10-K filed on March 1, 2023) (SEC File No. 001-38242)

10.17
Second Amended and Restated Revolving Note, dated June 13, 2022, made payable, jointly and severally, by OrthoPediatrics Corp. and each of its subsidiaries party thereto (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on June 15, 2022) (SEC File No. 001-38242)

10.18
Credit, Security and Guaranty Agreement, dated December 29, 2023, by and among OrthoPediatrics Corp., MidCap Financial Trust, and other parties named therein (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 2, 2024) (SEC File No. 001-38242)

10.19
Credit Agreement and Guaranty, dated as of August 5, 2024, by and among OrthoPediatrics Corp. and its wholly owned domestic subsidiaries, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on August 5, 2024) (SEC File No. 001-38242)

10.20
Purchase Agreement, dated August 5, 2024, by and between OrthoPediatrics Corp. and Braidwell Transaction Holdings LLC – Series 10 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on August 5, 2024) (SEC File No. 001-38242)

19.1	+	Insider Trading Compliance Policy of OrthoPediatrics Corp.
21.1	+	Subsidiaries of the registrant
23.1	+	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	+	Limited Power of Attorney
31.1	+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	++	Certifications of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	++	Certifications of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Orthopediatrics Clawback Policy (incorporated by reference to Exhibit 97 of registrant’s Form 10-K filed on March 8, 2024 (SEC File No. 001-38242)
101.INS	+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th Day of March, 2025.

OrthoPediatrics Corp.

By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 5th Day of March, 2025.

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

*
Harold Ruf Director

* By Fred Hite as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors identified above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Fred L. Hite

Fred L. Hite
As Attorney-in-Fact
March 5, 2025