Form 10-Q
period 2025-03-31
ORTHOPEDIATRICS CORP
filed 2025-05-08
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 24,769,049 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2025 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$33,439	$43,820
Restricted cash	1,990	1,957
Short-term investments	25,333	25,013
Accounts receivable - trade, net of allowances of $1,242 and $1,145, respectively	43,993	42,357
Inventories, net	119,752	117,005
Prepaid expenses and other current assets	7,552	7,021
Total current assets	232,059	237,173

Property and equipment, net	52,622	50,596
Other assets:
Amortizable intangible assets, net	62,348	64,427
Goodwill	93,673	93,844
Other intangible assets	16,736	16,752
Other non-current assets	12,812	10,417
Total other assets	185,569	185,440

Total assets	$470,250	$473,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$14,199	$8,908
Accrued compensation and benefits	11,325	13,888
Current portion of long-term debt with affiliate	162	160
Current portion of acquisition installment payable	1,368	1,347
Other current liabilities	10,451	9,659
Total current liabilities	37,505	33,962
Long-term liabilities:
Long-term term loan	24,013	23,957
Long-term convertible note	48,040	47,913
Long-term debt with affiliate, net of current portion	410	451
Other long-term debt, net of current portion	563	635
Acquisition installment payable, net of current portion	2,493	2,452
Deferred income taxes	3,389	3,381
Other long-term liabilities	6,691	5,892
Total long-term liabilities	85,599	84,681

Total liabilities	123,104	118,643

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 24,827,977 shares and 24,217,508 shares issued as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	604,989	600,897
Accumulated deficit	(246,223)	(235,564)
Accumulated other comprehensive loss	(11,626)	(10,773)
Total stockholders' equity	347,146	354,566
Total liabilities and stockholders' equity	$470,250	$473,209

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$52,411	$44,685
Cost of revenue	14,149	12,511
Gross profit	38,262	32,174
Operating expenses:
Sales and marketing	16,572	14,169
General and administrative	30,280	24,730
Restructuring	40	—
Research and development	2,351	2,998
Total operating expenses	49,243	41,897

Operating loss	(10,981)	(9,723)
Other (income) expense:
Interest expense, net	1,126	637
Other income	(1,644)	(24)
Total other (income) expense, net	(518)	613

Net loss before income taxes	$(10,463)	$(10,336)
Income tax charge (benefit)	196	(2,531)
Net loss	$(10,659)	$(7,805)
Weighted average shares outstanding
Basic and diluted	23,230,871	22,820,779
Net loss per share
Basic and diluted	$(0.46)	$(0.34)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,659)	$(7,805)
Other comprehensive loss:
Foreign currency translation adjustment	(929)	(1,426)
Unrealized gain on short-term investments	69	109
Adjustment for realized gains (loss)	7	(118)
Other comprehensive loss, net of tax	(853)	(1,435)
Comprehensive loss	$(11,512)	$(9,240)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(853)	(853)
Restricted stock	601,547	—	3,859	—	—	3,859
Issuance of common stock	8,922	—	233	—	—	233
Balance at March 31, 2025	24,827,977	$6	$604,989	$(246,223)	$(11,626)	$347,146

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	23,278,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(7,805)	—	(7,805)
Other comprehensive loss	—	—	—	—	(1,435)	(1,435)
Restricted stock	162,003	—	2,799	—	—	2,799
Balance at March 31, 2024	23,440,411	$6	$583,086	$(205,547)	$(6,961)	$370,584

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(10,659)	$(7,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,048	5,028
Stock-based compensation	3,859	2,799
Accretion of acquisition installment payable	62	281
Deferred income taxes	196	(2,445)
Non-cash other	139	—
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(1,497)	1,155
Inventories	(1,906)	(6,631)
Prepaid expenses and other current assets	(519)	(953)
Accounts payable - trade	5,207	6,562
Accrued expenses and other liabilities	(2,528)	(5,049)
Other	(1,558)	368
Net cash used in operating activities	(4,156)	(6,690)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	—	(20,693)
Clinic acquisition, net of cash acquired	(220)	—
Sale of short-term marketable securities	—	23,474
Investment in private companies	(1,540)	—
Purchases of property and equipment	(4,227)	(6,460)
Net cash used in investing activities	(5,987)	(3,679)

FINANCING ACTIVITIES
Payments on mortgage notes	(39)	(35)
Payments on clinic acquisition notes	(87)	(538)
Net cash used in financing activities	(126)	(573)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	1,479

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,348)	(9,463)

Cash, cash equivalents and restricted cash, beginning of year	$45,777	$33,027
Cash, cash equivalents and restricted cash, end of period	$35,429	$23,564

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,269	$223
Transfer of instruments between property and equipment and inventory	$(461)	$117
Right-of-use assets obtained in exchange for lease liabilities	$1,682	$347
Issuance of common shares in connection with Boston O&P acquisition	$233	$—

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2024 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 5, 2025. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $246,223 and $235,564 as of March 31, 2025 and December 31, 2024, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at March 31, 2025 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

Use of Estimates

Preparation of our condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as of the date of the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. We use historical experience and other assumptions as the basis for our judgments and estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in our condensed consolidated financial statements.

Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.

Financial Instruments and Concentration of Credit Risk

Financial instruments that could subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We consider all highly liquid investments with original maturity of three months or less at inception to be cash equivalents. The Company performs ongoing credit evaluations of customers and maintains a reserve for expected credit losses. The Company believes the risk of credit losses associated with accounts receivable is low given the history of collections and customer base. Additionally, the Company considers the risk for credit losses associated with short-term investments to be low given the types of investments which primarily include Corporate Bonds and Treasury Bonds.

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

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $21,535 in cash and $233 in shares of common stock, after adjusting for closing net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the Company’s 2017 Incentive Award Plan. The restricted stock units are not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the final allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$21,767
Assets
Cash	1,310
Accounts receivable - trade	2,749
Inventories	1,075
Prepaid expenses and other current assets	447
Property and equipment	6,259
Amortizable intangible assets	2,963
Other intangible assets	3,610
Other non-current assets	2,987
Total assets	21,400
Liabilities
Accounts payable-trade	581
Other current liabilities	2,064
Long-term debt, including current portion	1,157
Deferred tax liability	2,617
Other non-current liabilities	1,803
Total liabilities	8,222
Less: total net assets	13,178
Goodwill	$8,589

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
	$6,573

In 2024, Boston O&P purchased all the issued and outstanding share capital or acquired the assets of multiple domestic orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired during 2024 was approximately $4,818, which comprised of $3,388 of cash and promissory notes in the original principal amount of $1,430 payable in installments with an interest rate of 5.0% per annum. We allocated $680 to customer relationship intangible assets and $3,367 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

In 2025, Boston O&P also purchased all of the issued and outstanding membership interest related to an orthotic and prosthetic device clinic. Boston O&P paid $275 in total consideration, which was comprised of $175 of cash and a promissory note in the original principal amount of $100 with interest at a rate of 4.0% per annum.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

Total
Goodwill at January 1, 2025	$93,844
Clinic acquisitions	188
Boston O&P measurement period adjustment	233
Foreign currency translation impact	(592)
Goodwill at March 31, 2025	$93,673

Intangible Assets

As of March 31, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.0 years	$44,728	$(14,663)	$30,065
Intellectual Property & Capitalized Software	7.9 years	16,027	(4,449)	11,578
Customer Relationships & Other	11.4 years	21,909	(5,192)	16,717
License Agreements	2.5 years	10,725	(6,737)	3,988
Total amortizable assets		$93,389	$(31,041)	$62,348

As of December 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.2 years	$45,064	$(13,984)	$31,080
Intellectual Property & Capitalized Software	8.2 years	16,027	(4,065)	11,962
Customer Relationships & Other	11.5 years	21,850	(4,783)	17,067
License Agreements	2.7 years	10,710	(6,392)	4,318
Total amortizable assets		$93,651	$(29,224)	$64,427

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $16,736 and $16,752 as of March 31, 2025 and December 31, 2024, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the three months ended March 31, 2025 was driven by foreign currency translation adjustments.

During 2024, management determined that a triggering event occurred, indicating that it was more likely than not the fair value of the ApiFix trademark asset was less than the carrying value. As such, the Company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset was below the carrying value. We recorded an impairment charge of $1,836 for the year ended December 31, 2024 to reduce the carrying amount of the intangible asset to its estimated fair value.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$9,882	$—	$9,882
Treasury Bonds	$10,468	$—	$—	$10,468
Asset-Backed Securities	$—	$4,687	$—	$4,687
Exchange Mutual Funds	$296	$—	$—	$296

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$10,598	$—	$—	$10,598
Treasury Bonds	$9,274	$—	$—	$9,274
Asset-Backed Securities	$4,889	$—	$—	$4,889
Exchange Mutual Funds	$252	$—	$—	$252

The Company's Level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short-term investments which are comprised of exchange traded mutual funds, US treasury bonds and marketable securities with a maturity date greater than 3 months.

The Company's Level 2 assets pertain to certain asset-backed securities, collateralized by non-mortgage-related consumer debt, or corporate bonds. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

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

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2025	December 31, 2024
Term loan and Final Payment	$25,500	$25,500
Convertible note	50,000	50,000
Mortgage payable to affiliate	572	611
Acquisition note payable	1,297	1,372
Total debt	77,369	77,483
Less: debt discount and issuance costs	3,446	3,630
Less: current maturities	896	897
Long-term debt, net of current maturities	$73,027	$72,956

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At March 31, 2025, the mortgage balance was $572 of which current principal of $162 was included in the current portion of long-term debt. As of December 31, 2024, the mortgage balance was $611 of which current principal due of $160 was included in the current portion of long-term debt.

The aggregate interest expense relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with MidCap, the term loan with Braidwell, and the convertible note with Braidwell, was $1,269 and $339 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2025, the income tax charge was $196 compared to a tax benefit of $2,531 for the three months ended March 31, 2024. Our effective income tax rate was (1.9)% and 24.5% for the three months ended March 31, 2025 and 2024, respectively. The lower effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition in the prior year.

The deferred tax assets were fully offset by a valuation allowance at March 31, 2025, with the exception of certain deferred tax liabilities in Canada. The Company has recorded a tax expense for income generated in Canada during the period ended March 31, 2025.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2025	1,044,193	1.5	21,551	1.2
Granted	606,571		10,500
Forfeited	(5,024)		(150)
Vested	(131,283)		—
Outstanding at March 31, 2025	1,514,457	2.1	31,901	1.5

At March 31, 2025, there was $30,468 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $3,859 and $2,799 for the three months ended March 31, 2025 and 2024, respectively.

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of March 31, 2025. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(10,659)	$(7,805)

Weighted average shares outstanding for basic and diluted	23,230,871	22,820,779
Net loss per share - basic and diluted	$(0.46)	$(0.34)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 1,546,358 and 693,448 contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of March 31, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

The contingently issuable shares discussed in the previous paragraph do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our acquisition of MedTech Concepts, LLC ("MedTech"). Under the MedTech Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts have been excluded from measuring the cost of the acquisition. The result is $4,500 of stock compensation which will be recognized on a straight-line basis over the four-year service period. During the year ended December 31, 2024, the Company paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 of the Company's common stock approximating $133 which reduced the amount of the acquisition installment payable on our consolidated balance sheet. The present value of the remaining acquisition installment payable is $3,861 as of March 31, 2025, of which $1,368 is recorded as a current liability. We are obligated to issue additional shares of our common stock to Braidwell in the event that our convertible note is converted into shares of common stock. See Note 6 - Debt and Credit Arrangements for additional information.

NOTE 10 – BUSINESS SEGMENT

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We have one operating and reportable segment, which designs, develops and markets anatomically appropriate implants and devices for children with orthopedic problems. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product category. The Chief Executive Officer is regularly provided with consolidated expenses consistent with those presented in the condensed consolidated statements of operations. We do not assess the performance of our individual product categories on measures of profit or loss, or other asset-based metrics. Therefore, the information below is presented only for revenue by category and geography.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three months ended March 31, 2025 or 2024. No individual customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2025 and December 31, 2024.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2025	2024
U.S.	$40,891	$34,305
International	11,520	10,380
Total	$52,411	$44,685

	Three Months Ended March 31,
Product sales by category:	2025	2024
Trauma and deformity	$37,867	$33,302
Scoliosis	13,664	10,203
Sports medicine/other	880	1,180
Total	$52,411	$44,685

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $132 and $382 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter 2024, the Company had recorded a restructuring accrual of $596 and $1,072 as of March 31, 2025 and December 31, 2024 within accrued expenses and other current liabilities on its condensed consolidated balance sheet.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of March 31, 2025, the remaining purchase commitments under the agreement was $1,092 for the year ended December 31, 2025 and $1,092 future purchase commitments are required for the year ended December 31, 2026.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the three months ended March 31, 2025, the Company recorded an expense of $430 based on current estimates. The Company recorded $542 of expense for the three months ended March 31, 2024.

Royalties

As of March 31, 2025, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2025, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 – SUBSEQUENT EVENTS

On May 6, 2025, as part of the Company’s ongoing efforts to preserve cash, the Board of Directors of the Company approved (i) the issuance of unregistered shares of the Company’s common stock representing an aggregate of approximately $3,750 in value to the members of MedTech in lieu of the three remaining annual $1,250 cash payments otherwise required under the MedTech Purchase Agreement on or about May 1st of each of 2025, 2026, and 2027; and (ii) an Amended and Restated Non-Employee Director Compensation Policy that increases the total director compensation from approximately $180 to $207 per year and provides for the payment of the remaining director compensation for 2025 in shares of restricted stock in lieu of cash. For the 2025 service year, each non-employee director will be automatically granted, in a lump-sum issuance, shares of restricted stock representing approximately $175.5 in value and will receive no cash payment for general Board of Director service beyond the $22.5 cash fee already paid to each director during the first quarter of 2025). For service years after 2025, each non-employee director will be automatically granted, in lump-sum issuances, shares of restricted stock representing approximately $90 in value (the “Annual Award”) and $117 in value (the “Election Award”). Both the Annual Award and the Election Award will generally vest over a three-year period; provided, however, that each non-employee director has the option to extend the vesting period of the Election Award to instead vest 100% at the end of a five-year period. Beginning with the 2026 calendar year, each non-employee director will have the option to elect to receive all, but not less than all, of the Election Award in the form of cash rather than shares of restricted stock. Each non-employee director who makes such election will receive a cash fee of $22.5 each quarter during such year.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2025, which section is incorporated herein by reference.

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

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate approximately 35 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market 80 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We manufacture the majority of our orthopedic bracing products and we rely on a broad network of third parties to manufacture the components of our surgical products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 40 independent sales agencies employing 227 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States is from selling our bracing products directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 75 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany as salaried employees to better serve our customers and opened warehouses in Germany and Australia in 2024. These arrangements have generated an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, and expanding our product offering as well as our O&P clinic network.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,179,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

•The Company and its associates regularly participate in philanthropic causes important to our local communities. We also partner with over 40 charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by World Pediatric Project - with whom we work to provide access to medical care for children in developing countries.

•We are committed to fostering an environment that is respectful, compassionate, and inclusive of everyone in our community which is communicated in our diversity and inclusion policy. For nine years we have been recognized by the Indiana Chamber of Commerce - Best Companies to Work in Indiana.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2024, 2023, and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the ApiFix trademark was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and partial impairment losses of $1.8 million, $1.0 million and $3.6 million were recorded in 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

In 2023 and 2022, there was a significant and unprecedented increase in cases of respiratory syncytial virus, or RSV, and other respiratory illnesses. RSV is a common respiratory virus that follows a seasonal pattern. The typical season shows an increase in mid-September, peaks in late December and drops around mid-April; however, in 2022 the United States experienced a significant increase during the summer and fall months and in 2023 the United States experienced a significant increase in January and February as well as October through December. The volume of elective procedures utilizing our products were negatively impacted as a significant percent of hospital capacity was absorbed to cover the increase in RSV-related hospitalizations. This had a negative impact on our sales volume in 2022 and 2023 and may continue to do so into the future. We are unable to accurately determine exactly how this will impact us in the future, but we will continue to monitor this dynamic as we get closer to the traditional peak of RSV season.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2025 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)%
Net revenue	$52,411	$44,685	$7,726	17%
Cost of revenue	14,149	12,511	1,638	13%
Sales and marketing expenses	16,572	14,169	2,403	17%
General and administrative expenses	30,280	24,730	5,550	22%
Restructuring	40	—	40	100%
Research and development expenses	2,351	2,998	(647)	(22)%
Other (income) expense, net	(518)	613	(1,131)	(185)%
Provision for income taxes (benefit)	196	(2,531)	2,727	108%
Net loss	$(10,659)	$(7,805)	$2,854	37%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
Product sales by geographic location:	2025	2024
U.S.	$40,891	$34,305
International	11,520	10,380
Total	$52,411	$44,685
	Three Months Ended March 31,
Product sales by category:	2025	2024
Trauma and deformity	$37,867	$33,302
Scoliosis	13,664	10,203
Sports medicine/other	880	1,180
Total	$52,411	$44,685

Net revenue increased $7.7 million, or 17%, from $44.7 million for the three months ended March 31, 2024 to $52.4 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2025 was primarily driven by strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $4.6 million, or 14%, from $33.3 million during the three months ended March 31, 2024, to $37.9 million for the three months ended March 31, 2025. The increase for the three month period ended March 31, 2025 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems. Scoliosis sales increased $3.5 million, or 34%, from $10.2 million during the three months ended

March 31, 2024, to $13.7 million for the three months ended March 31, 2025. The increase for three month period ended March 31, 2025 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and ApiFix systems and revenue generated from 7D Technology. Sports medicine / other decreased $0.3 million, or 25%, during the three months ended March 31, 2025. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 13%, from $12.5 million for the three months ended March 31, 2024 to $14.1 million for the three months ended March 31, 2025. The increases were due primarily to sales volume. Gross margin was 73% and 72% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.4 million, or 17%, to $16.6 million for the three months ended March 31, 2025 from $14.2 million for the three months ended March 31, 2024. The increase in the three months ended March 31, 2025 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $5.6 million, or 22%, from $24.7 million for the three months ended March 31, 2024 to $30.3 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2025 was due primarily to the additional personnel though clinic acquisitions. Stock compensation increased $1.0 million for the three months ended March 31, 2025 due to the increase in personnel.

Depreciation and amortization expenses decreased $0.2 million, or 5% from $5.0 million for the three months ended March 31, 2024 to $4.8 million for the three months ended March 31, 2025.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In connection with the 2024 Restructuring Plan, the Company recorded restructuring expenses of less than $0.1 million for the three months ended March 31, 2025 compared to $0 for the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses decreased $0.6 million, or 22%, from $3.0 million for the three months ended March 31, 2024 to $2.4 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2025 was primarily due to the timing of product development during the first quarter of 2024 compared to the first quarter of 2025.

Total Other (Income) Expenses

Other income was $0.5 million for the three months ended March 31, 2025 compared to other expense of $0.6 million for the three months ended March 31, 2024, a change of $1.1 million or 185%. The change for the three months ended March 31, 2025 was primarily driven by an increase in foreign exchange gain.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $4.2 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $246.2 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $60.8 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,156)	$(6,690)
Net cash used in investing activities	(5,987)	(3,679)
Net cash used in financing activities	(126)	(573)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	1,479
Net decrease in cash, cash equivalents and restricted cash	$(10,348)	$(9,463)

Cash Used in Operating Activities

Net cash used in operating activities was $4.2 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $1.2 million for the three months ended March 31, 2025 compared to $4.9 million for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily driven by inventory purchases to support sales growth as well as changes in accounts receivable and accounts payable associated with the increased sales and acquired inventory, respectively.

Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $6.0 million compared to $3.7 million for the three months ended March 31, 2024. Net cash used in investing activities for the three months ended March 31, 2025 consisted primarily of the purchases of property, plant and equipment of $4.2 million, along with the investment in private companies. The increase in cash related to investing activities is primarily driven by no longer having cash provided by the sale of short term marketable securities to offset cash used in business combinations.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million compared to $0.6 million for the three months ended March 31, 2024. Net cash for the three months ended March 31, 2025 consisted of payments on clinic acquisition notes and mortgage notes.

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

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock. No shares have been purchased under this program as of March 31, 2025. The dollar limit on repurchases under the program after December 21, 2024 was reduced to $250,000 per annum.

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2024 filed with the SEC on March 5, 2025.

Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies in Item 1 Financial Statements of Part 1 of this Quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our greatest potential area of market risk exposure to be interest rate risk related to our indebtedness and foreign currency exchange rate risk on our operating results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2024. There were no material changes from the information provided therein.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025. Other than as described below, there have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

We are subject to risks of doing business in other countries, including those related to tariffs, trade restrictions and government actions.

We are subject to risks of doing business internationally, including:

•changes in regulatory requirements or other executive branch actions, such as Executive Orders;

•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;

•disputes with authorities in non-U.S. jurisdictions, including international trade authorities;

•imposition of domestic and international taxes, export controls, tariffs, duties, embargoes, sanctions and other trade restrictions;

•tariffs, duties or other costs attributable to the importation of raw materials, parts, products and services, which could impact sales and/or delivery of products and services outside the U.S. and/or impose increased costs on us, our supply chain or our customers; and

•fluctuations in international currency exchange rates.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations.

The United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports, in some cases significantly. For example, on April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Tariffs and any retaliatory actions could significantly increase the cost of our products and result in lower demand for our products.

Impacts from potential deterioration in geopolitical or trade relationships between the United States and other countries, including as a result of the risks described above, could have a material adverse impact on our financial position, results of operations and/or cash flows.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

4.6		Form of 4.75% Convertible Senior Notes due February 15, 2030 (incorporated by reference to Exhibit 4.2 of registrant’s Form 8-K filed on August 12, 2024 (SEC File No. 001-38242).
10.1	*+	OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective May 6, 2025
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

May 8, 2025	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)