Form 10-Q
period 2025-06-30
ORTHOPEDIATRICS CORP
filed 2025-08-06
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 25,073,602 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$44,553	$43,820
Restricted cash	2,052	1,957
Short-term investments	25,596	25,013
Accounts receivable - trade, net of allowances of $1,410 and $1,145, respectively	53,797	42,357
Inventories, net	125,265	117,005
Prepaid expenses and other current assets	6,439	7,021
Total current assets	257,702	237,173

Property and equipment, net	52,928	50,596
Other assets:
Amortizable intangible assets, net	62,950	64,427
Goodwill	99,019	93,844
Other intangible assets	17,082	16,752
Other non-current assets	13,925	10,417
Total other assets	192,976	185,440

Total assets	$503,606	$473,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$12,687	$8,908
Accrued compensation and benefits	13,398	13,888
Current portion of long-term debt with affiliate	164	160
Current portion of acquisition installment payable	610	1,347
Other current liabilities	11,807	9,659
Total current liabilities	38,666	33,962
Long-term liabilities:
Long-term term loan	47,942	23,957
Long-term convertible note	48,168	47,913
Long-term debt with affiliate, net of current portion	368	451
Other long-term debt, net of current portion	526	635
Acquisition installment payable, net of current portion	224	2,452
Deferred income taxes	3,525	3,381
Other long-term liabilities	8,673	5,892
Total long-term liabilities	109,426	84,681

Total liabilities	148,092	118,643

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 25,072,502 shares and 24,217,508 shares issued as of June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	613,790	600,897
Accumulated deficit	(253,336)	(235,564)
Accumulated other comprehensive loss	(4,946)	(10,773)
Total stockholders' equity	355,514	354,566
Total liabilities and stockholders' equity	$503,606	$473,209

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$61,082	$52,802	$113,493	$97,487
Cost of revenue	17,063	12,003	31,212	24,514
Gross profit	44,019	40,799	82,281	72,973
Operating expenses:
Sales and marketing	19,103	16,593	35,675	30,762
General and administrative	30,443	27,329	60,723	52,059
Restructuring	2,971	—	3,011	—
Research and development	2,159	2,543	4,510	5,541
Total operating expenses	54,676	46,465	103,919	88,362

Operating loss	(10,657)	(5,666)	(21,638)	(15,389)
Other (income) expense:
Interest expense, net	1,116	261	2,242	898
Other (income) expense	(4,709)	120	(6,353)	96
Total other (income) expense, net	(3,593)	381	(4,111)	994

Net loss before income taxes	$(7,064)	$(6,047)	$(17,527)	$(16,383)
Income tax charge (benefit)	49	(18)	245	(2,549)
Net loss	$(7,113)	$(6,029)	$(17,772)	$(13,834)
Weighted average shares outstanding
Basic and diluted	23,460,144	23,145,064	23,346,141	22,982,921
Net loss per share
Basic and diluted	$(0.30)	$(0.26)	$(0.76)	$(0.60)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,113)	$(6,029)	$(17,772)	$(13,834)
Other comprehensive loss:
Foreign currency translation adjustment	6,635	(3,263)	5,706	(4,689)
Unrealized gain on short-term investments	27	—	96	109
Adjustment for realized gains (losses)	18	—	25	(118)
Other comprehensive gain (loss), net of tax	6,680	(3,263)	5,827	(4,698)
Comprehensive loss	$(433)	$(9,292)	$(11,945)	$(18,532)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(853)	(853)
Restricted stock	601,547	—	3,859	—	—	3,859
Issuance of common stock	8,922	—	233	—	—	233
Balance at March 31, 2025	24,827,977	$6	$604,989	$(246,223)	$(11,626)	$347,146
Net loss	—	—	—	(7,113)	—	(7,113)
Other comprehensive gain	—	—	—	—	6,680	6,680
Restricted stock	178,552	—	5,252	—	—	5,252
Issuance of common stock	55,143	—	1,261	—	—	1,261
Stock portion of MedTech anniversary payment	10,830	—	226	—	—	226
Capital contribution associated with reclassification of MedTech liability to equity	—	—	2,062	—	—	2,062
Balance at June 30, 2025	25,072,502	$6	$613,790	$(253,336)	$(4,946)	$355,514

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(17,772)	$(13,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,218	9,807
Stock-based compensation	9,111	5,738
Accretion of acquisition installment payable	98	537
Deferred income taxes	245	(2,955)
Non-cash other	(100)	—
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(11,381)	(4,583)
Inventories	(8,899)	(10,420)
Prepaid expenses and other current assets	(501)	(403)
Accounts payable - trade	3,720	4,150
Accrued expenses and other liabilities	2,509	959
Other	(1,866)	(1,778)
Net cash used in operating activities	(14,618)	(12,782)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	—	(20,693)
Clinic acquisition, net of cash acquired	(320)	—
Sale of short-term marketable securities	—	49,855
Investment in private companies	(1,540)	—
Purchases of property and equipment	(7,672)	(13,144)
Net cash (used in) provided by investing activities	(9,532)	16,018

FINANCING ACTIVITIES
Proceeds from issuance of debt	25,000	—
Payments on mortgage notes	(78)	(71)
Payment of debt issuance costs	—	(343)
Installment payment for ApiFix	—	(2,250)
Installment payment for MedTech	—	(1,250)
Payments on clinic acquisition notes	(248)	(928)
Net cash provided by (used in) financing activities	24,674	(4,842)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	304	(531)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	828	(2,137)

Cash, cash equivalents and restricted cash, beginning of year	$45,777	$33,027
Cash, cash equivalents and restricted cash, end of period	$46,605	$30,890

	2025	2024
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,552	$760
Transfer of instruments between property and equipment and inventory	$651	$281
Issuance of common shares for ApiFix installment	$—	$6,929
Issuance of common shares for MedTech installment	$226	$133
Issuance of common shares to settle an obligation with a vendor	$1,261	$—
Right-of-use assets obtained in exchange for lease liabilities	$3,311	$—
Issuance of common shares in connection with Boston O&P acquisition	$233	$—
Capital contribution associated with reclassification of MedTech liability to equity	$2,062	$—
Debt issuance costs not yet paid	$—	$67

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIROTM Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System and Mitchell Ponseti® and Boston Brace 3D® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house. We also operate multiple orthotic and prosthetic ("O&P") clinics delivering leading pediatric non-surgical O&P treatment.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $253,336 and $235,564 as of June 30, 2025 and December 31, 2024, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2025 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06 "Disclosure Improvements - Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative". This amendment modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC's existing disclosure requirements and entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. Amendments in this Update should be applied prospectively. If, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The

Company continues to analyze this ASU. The update is specific to disclosures and, therefore, is not expected to have a material impact to the condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for public companies for annual periods beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

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

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Medtech Concepts, LLC

On May 1, 2023, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Kevin Unger, DINZE LLC, and the sole member of DINZE LLC, pursuant to which the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC (“MedTech”). We agreed to pay the sellers of MedTech a purchase price of approximately $15,274 in the following manner: (i) cash in the aggregate amount of $3,000 which was paid on May 1, 2023, the transaction closing date (the “Closing Date”); (ii) 43,751 unregistered shares of the Company’s common stock, par value $0.00025 per share, representing approximately $2,274 (based on a closing share price of $51.98 on May 1, 2023), were issued on the Closing Date; and (iii) an aggregate of $2,500 payable 50% in cash and 50% in shares of unregistered common stock, will be paid on each of the first four anniversaries of the Closing Date, all subject to the conditions set forth in the Purchase Agreement. Under the Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts were initially excluded from measuring the cost of the acquisition, and are being recorded as stock-based compensation expense in the post-combination consolidated financial statements. All future cash payments and stock issuances that are not contingent on continuous service were included in the calculation of consideration for this asset acquisition.

During the year ended December 31, 2024, we paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 of our common stock approximating $133, both of which reduced the amount of the acquisition installment payable on our consolidated balance sheet. The present value of the remaining acquisition installment payable was $3,799 as of December 31, 2024, of which $1,347 was recorded as a current liability. In addition, we issued 38,594 unregistered shares of our common stock to one individual on the first anniversary date in exchange for their continued service through the vesting date which had been accounted for as stock-based compensation expense in the post-combination consolidated financial statements.

On May 9, 2025, as part of the Company’s ongoing efforts to preserve cash, we amended the Purchase Agreement (the “Amendment”) such that the fixed cash portion of all three remaining anniversary payments (with an aggregate gross value of $3,750) will now be settled through the issuance of unregistered shares of our common stock. The future equity issuances to one of the sellers (with an aggregate value of $2,250) is contingent upon their continuous service through the applicable third and fourth anniversary dates. The number of shares that is contingently issuable at the third and fourth anniversary dates is based on the volume-weighted average price over the thirty trading days ending on the second business day prior to the applicable anniversary date. As the monetary amount is fixed and known as of the date of the Amendment, the share-settled liability is being recorded on a straight-line basis over the service period as additional stock-based compensation expense.

During the six months ended June 30, 2025, we paid the second anniversary payment by issuing 10,830 unregistered shares of our common stock approximating $226 to one of the sellers, which reduced the amount of the acquisition installment payable on our condensed consolidated balance sheet. In addition, we issued 97,467 unregistered shares of our common stock, approximately $1,250 in value, of which 50% had previously been recognized as stock-based compensation expense in the post-combination consolidated financial statements, and the other 50% had been recorded within the acquisition installment payable on the condensed consolidated balance sheet. We also recorded a capital contribution for $2,026 upon execution of the Amendment, which represented the present value of the fixed cash payments that would be paid at the third and fourth anniversary dates, and derecognized the related acquisition installment payable which had previously been recorded on our condensed consolidated balance sheet. The present value of the remaining acquisition installment payable is $485 as of June 30, 2025, of which $237 is recorded as a current liability

Boston Brace International, Inc.

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

In 2025, Boston O&P purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired through June 30, 2025 was approximately $475, which comprised of $325 of cash and promissory notes in the original principal amount of $150 payable in installments with an interest rate of 4.0% per annum. The allocation of the purchase price is considered preliminary.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

Total
Goodwill at January 1, 2025	$93,844
Clinic acquisitions	314
Boston O&P measurement period adjustment	233
Foreign currency translation impact	4,628
Goodwill at June 30, 2025	$99,019

Intangible Assets

As of June 30, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.7 years	$47,711	$(16,467)	$31,244
Intellectual Property & Capitalized Software	7.7 years	16,027	(4,834)	11,193
Customer Relationships & Other	11.0 years	22,338	(5,712)	16,626
License Agreements	2.9 years	10,242	(6,355)	3,887
Total amortizable assets		$96,318	$(33,368)	$62,950

As of December 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.2 years	$45,064	$(13,984)	$31,080
Intellectual Property & Capitalized Software	8.2 years	16,027	(4,065)	11,962
Customer Relationships & Other	11.5 years	21,850	(4,783)	17,067
License Agreements	2.7 years	10,710	(6,392)	4,318
Total amortizable assets		$93,651	$(29,224)	$64,427

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $17,082 and $16,752 as of June 30, 2025 and December 31, 2024, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the six months ended June 30, 2025 was driven by foreign currency translation adjustments.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$10,460	$—	$10,460
Treasury Bonds	$10,546	$—	$—	$10,546
Asset-Backed Securities	$—	$4,298	$—	$4,298
Exchange Mutual Funds	$292	$—	$—	$292

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$10,598	$—	$—	$10,598
Treasury Bonds	$9,274	$—	$—	$9,274
Asset-Backed Securities	$4,889	$—	$—	$4,889
Exchange Mutual Funds	$252	$—	$—	$252

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

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2025	December 31, 2024
Term loan and final payment	$51,000	$25,500
Convertible note	50,000	50,000
Mortgage payable to affiliate	532	611
Acquisition note payable	1,200	1,372
Total debt	102,732	77,483
Less: debt discount and issuance costs	4,890	3,630
Less: current maturities	838	897
Long-term debt, net of current maturities	$97,004	$72,956

Braidwell Term Loan

On August 5, 2024, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into that certain Credit Agreement and Guaranty (the “Term Loan Agreement”), by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP (“Braidwell”), as lenders, the other lenders from time to time party thereto (together with Braidwell, the “Term Lenders”), and Wilmington Trust, National Association, as agent (the “Term Agent”). The Term Loan Agreement provides for (i) an initial term loan facility in the initial principal amount of $25,000, which was funded in its entirety on August 12, 2024 and (ii) a delayed draw term loan facility (the “DDTL”) in an aggregate principal amount not to exceed $25,000, which, subject to certain conditions set forth in the Term Loan Agreement, may be drawn until August 5, 2025. On June 27, 2025, the Company withdrew the delayed draw on the term loan in the amount of $25,000.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At June 30, 2025, the mortgage balance was $532 of which current principal of $164 was included in the current portion of long-term debt. As of December 31, 2024, the mortgage balance was $611 of which current principal due of $160 was included in the current portion of long-term debt.

The aggregate interest expense relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with MidCap, the term loan with Braidwell, and the convertible note with Braidwell, was $1,283 and $421 for the three months ended June 30, 2025 and 2024, respectively, and $2,552 and $760 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2025, the income tax charge was $245 compared to a tax benefit of $2,549 for the six months ended June 30, 2024. Our effective income tax rate was (1.4)% and 15.6% for the six months ended June 30, 2025 and 2024, respectively. The lower effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition in the prior year.

The deferred tax assets were fully offset by a valuation allowance at June 30, 2025, with the exception of certain deferred tax liabilities in Canada. The Company has recorded a tax expense for income generated in Canada during the period ended June 30, 2025.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2025	1,044,193	1.5	21,551	1.2
Granted	690,095		10,500
Forfeited	(7,463)		(150)
Vested	(206,775)		—
Outstanding at June 30, 2025	1,520,050	1.9	31,901	1.3

At June 30, 2025, there was $26,765 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $5,252 and $2,939 for the three months ended June 30, 2025 and 2024, respectively, and $9,111 and $5,738 for the six months ended June 30, 2025 and 2024, respectively.

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of June 30, 2025. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	0	2024
Net loss	$(7,113)	$(6,029)	$(17,772)		$(13,834)

Weighted average shares outstanding for basic and diluted	23,460,144	23,145,064	23,346,141		22,982,921
Net loss per share - basic and diluted	$(0.30)	$(0.26)	$(0.76)		$(0.60)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 1,551,951 and 1,068,624 contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

The contingently issuable shares discussed in the previous paragraph do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our acquisition of MedTech. We are obligated to issue additional shares of our common stock to Braidwell in the event that our convertible note is converted into shares of common stock. See Note 6 - Debt and Credit Arrangements for additional information.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and six months ended June 30, 2025 or 2024. No individual customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2025 and December 31, 2024.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2025	2024	2025	2024
U.S.	$48,147	$41,249	$89,039	$75,554
International	12,935	11,553	24,454	21,933
Total	$61,082	$52,802	$113,493	$97,487

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2025	2024	2025	2024
Trauma and deformity	$41,655	$37,771	$79,521	$71,073
Scoliosis	18,522	13,682	32,186	23,886
Sports medicine/other	905	1,349	1,786	2,528
Total	$61,082	$52,802	$113,493	$97,487

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $657 and $141 for the three months ended June 30, 2025 and 2024, respectively and $789 and $523 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter 2024, the Company had recorded a restructuring accrual of $2,829 and $1,072 as of June 30, 2025 and December 31, 2024 within accrued expenses and other current liabilities on its condensed consolidated balance sheet. The increased accrual for the three and six months ended June 30, 2025, was due primarily to new severance agreements as part of reducing staff according to the global restructuring plan.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of June 30, 2025, the remaining purchase commitments under the agreement was $728 for the year ending December 31, 2025 and $1,092 future purchase commitments are required for the year ending December 31, 2026.

On July 20, 2021, we entered into an amended license agreement with Mighty Oak Medical, Inc.("Mighty Oak"), resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the six months ended June 30, 2025, the Company recorded an expense of $700 based on current estimates. The Company recorded $976 of expense for the six months ended June 30, 2024. On May 15, 2025, the Company issued 55,143 unregistered shares of the Company's common stock to Mighty Oak to satisfy the obligation that existed for past unmet minimum performance metrics.

Royalties

As of June 30, 2025, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.25% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2025, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 – SUBSEQUENT EVENTS

Acquisitions

On July 11, 2025, Boston O&P entered into a purchase agreement to acquire certain of the assets, including inventory, related to orthotic and prosthetic device clinics located in New York. Boston O&P paid $5,410 in total consideration for the assets, which was comprised of $4,285 of cash and a promissory note in the original principal amount of $1,125 payable in eight quarterly installments with interest at the rate of five percent per annum. The sellers may also be entitled to an earnout up to $1,125, if gross revenues exceed a threshold in the first year after closing. The sellers promissory note may be subject to adjustments if net sales targets are not achieved.

On July 30, 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, entered into a stock purchase agreement related to orthotic and prosthetic device clinics located in Ireland. This location is complimentary to OrthoPediatrics’ strong implant business presence in one of the country’s largest pediatric hospitals and provides opportunities to expand to additional Ireland based clinics and beyond across the European region. The Company paid 1,500 Euro in total consideration for the stock, which was comprised of 1,200 Euro of cash and a promissory note in the original principal amount of 300 Euro payable in two annual installments with interest at the rate of four percent per annum. The sellers promissory note may be subject to adjustments if net sales targets are not achieved.

On August 3, 2025, OrthoPediatrics EU Limited, a wholly-owned UK based subsidiary of the Company, entered into a stock purchase agreement related to a designer and manufacturer of Clubfoot bracing located in the UK. This acquisition will expand the Company's specialty bracing product offering and represent a new territory. The Company paid 3,400 GBP in total consideration for the stock, which was comprised of 2,300 GBP of cash and a promissory note in the original principal amount of 1,100 GBP payable in ten quarterly installments with interest at the rate of five percent per annum.

Enactment of Federal Tax Reform

On July 4th, 2025, the President of the United States signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

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

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate approximately 40 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market 82 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We manufacture the majority of our orthopedic bracing products and we rely on a broad network of third parties to manufacture the components of our surgical products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 40 independent sales agencies employing 234 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs.

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

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. The majority of this inventory is non-sterile, metallic implants and instruments that do not have an expiration date or shelf life. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and product life cycles. Revenue is not recognized at the time of consignment, as we maintain control over the inventory. Revenue is recognized only upon implantation, at which point an invoice is issued. For the six months ended June 30, 2025, consignment sales accounted for approximately 68% of our total net sales. Inventory held on consignment at sales agencies, distributors, or other customers is 61% of gross inventory.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,217,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase (Decrease)%		2025	2024	Increase (Decrease)%
Net revenue	$61,082	$52,802	$8,280	16%	$113,493	$97,487	$16,006	16%
Cost of revenue	17,063	12,003	5,060	42%	31,212	24,514	6,698	27%
Sales and marketing expenses	19,103	16,593	2,510	15%	35,675	30,762	4,913	16%
General and administrative expenses	30,443	27,329	3,114	11%	60,723	52,059	8,664	17%
Restructuring	2,971	—	2,971	100%	3,011	—	3,011	100%
Research and development expenses	2,159	2,543	(384)	(15)%	4,510	5,541	(1,031)	(19)%
Other (income) expense, net	(3,593)	381	(3,974)	(1043)%	(4,111)	994	(5,105)	(514)%
Provision for income taxes (benefit)	49	(18)	67	372%	245	(2,549)	2,794	110%
Net loss	$(7,113)	$(6,029)	$1,084	18%	$(17,772)	$(13,834)	$3,938	28%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2025	2024	2025	2024
U.S.	$48,147	$41,249	$89,039	$75,554
International	12,935	11,553	24,454	21,933
Total	$61,082	$52,802	$113,493	$97,487
	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2025	2024	2025	2024
Trauma and deformity	$41,655	$37,771	$79,521	$71,073
Scoliosis	18,522	13,682	32,186	23,886
Sports medicine/other	905	1,349	1,786	2,528
Total	$61,082	$52,802	$113,493	$97,487

Net revenue increased $8.3 million, or 16%, from $52.8 million for the three months ended June 30, 2024 to $61.1 million for the three months ended June 30, 2025. Net revenue increased $16.0 million, or 16%, from $97.5 million for the six months ended June 30, 2024 to $113.5 million for the six months ended June 30, 2025. The increase during the three and six months ended June 30, 2025 was primarily driven by strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $3.9 million, or 10%, from $37.8 million during the three months ended June 30, 2024, to $41.7 million for the three months ended June 30, 2025, and sales increased $8.4 million, or 12%, from $71.1 million for the six months ended June 30, 2024 to $79.5 million for the six months ended June 30, 2025. The increase for the three and six month periods ended June 30, 2025 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PNP Tibia, DF2, and OPSB. Scoliosis sales increased $4.8 million, or 35%, from $13.7 million during the three months ended June 30, 2024, to $18.5 million for the three months ended June 30, 2025, and sales increased $8.3 million, or 35%, from $23.9 million for the six months ended

June 30, 2024 to $32.2 million for the six months ended June 30, 2025. The increase for the three and six month periods ended June 30, 2025 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and revenue generated from 7D Technology. Sports medicine / other decreased $0.4 million, or 33%, during the three months ended June 30, 2025, and $0.7 million, or 29%, during the six months ended June 30, 2025. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $5.1 million, or 42%, from $12.0 million for the three months ended June 30, 2024 to $17.1 million for the three months ended June 30, 2025. Cost of revenue increased $6.7 million, or 27%, from $24.5 million for the six months ended June 30, 2024 to $31.2 million for the six months ended June 30, 2025. The increases were due primarily to sales volume as well as higher sales of 7D units and international set sales. Gross margin was 72% and 77% for the three months ended June 30, 2025 and June 30, 2024, respectively. Gross margin was 72% and 75% for the six months ended June 30, 2025 and June 30, 2024, respectively. The lower gross margin was driven by a higher percentage of sales of 7D units as well as international set sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.5 million, or 15%, to $19.1 million for the three months ended June 30, 2025 from $16.6 million for the three months ended June 30, 2024. Sales and marketing expenses increased $4.9 million, or 16%, to $35.7 million for the six months ended June 30, 2025 from $30.8 million for the six months ended June 30, 2024.The increase in the three and six months ended June 30, 2025 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 11%, from $27.3 million for the three months ended June 30, 2024 to $30.4 million for the three months ended June 30, 2025, and increased $8.7 million, or 17%, from $52.1 million for the six months ended June 30, 2024 to $60.7 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2025 was due primarily to the additional personnel though clinic acquisitions and increased lease expense. Stock compensation increased $2.4 million for the six months ended June 30, 2025 due to the increase in personnel.

Depreciation and amortization expenses increased $0.1 million, or 3%, from $4.8 million for the three months ended June 30, 2024 to $4.9 million for the three months ended June 30, 2025, and decreased $0.1 million, or 1%, from $9.8 million for the six months ended June 30, 2024 to $9.7 million for the six months ended June 30, 2025.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In connection with the 2024 Restructuring Plan, the Company recorded restructuring expenses of $3.0 million for the three and six months ended June 30, 2025 compared to $0 for the three and six months ended June 30, 2024.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 15%, from $2.5 million for the three months ended June 30, 2024 to $2.2 million for the three months ended June 30, 2025, and decreased

$1.0 million, or 19%, from $5.5 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025. The decrease for the three and six months ended June 30, 2025 was primarily due to the timing of product development during the first and second quarters of 2024 compared to the first and second quarters of 2025.

Total Other (Income) Expenses

Other income was $3.6 million for the three months ended June 30, 2025 compared to other expense of $0.4 million for the three months ended June 30, 2024, a change of $4.0 million or 1,043%, and other income was $4.1 million for the six months ended June 30, 2025 compared to other expense of $1.0 million for the six months ended June 30, 2024, a change of $5.1 million, or 514%. The change for the three and six months ended June 30, 2025 was primarily driven by an increase in foreign exchange gain.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $14.6 million and $12.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $253.3 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At June 30, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $72.2 million.

The Company has engaged in ongoing efforts to preserve cash. For example, the Board of Directors of the Company approved (i) the issuance of unregistered shares of the Company’s common stock representing an aggregate of approximately $3.8 million in value to the members of MedTech in lieu of the three remaining annual $1.3 million cash payments otherwise required under the MedTech Purchase Agreement on or about May 1st of each of 2025, 2026, and 2027; and (ii) an Amended and Restated Non-Employee Director Compensation Policy that increases the total director compensation from approximately $180 thousand to $207 thousand per year and provides for the payment of the remaining director compensation for 2025 in shares of restricted stock in lieu of cash.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(14,618)	$(12,782)
Net cash (used in) provided by investing activities	(9,532)	16,018
Net cash provided by (used in) financing activities	24,674	(4,842)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	304	(531)
Net increase (decrease) in cash, cash equivalents and restricted cash	$828	$(2,137)

Cash Used in Operating Activities

Net cash used in operating activities was $14.6 million and $12.8 million for the six months ended June 30, 2025 and 2024, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $14.6 million for the six months ended June 30, 2025 compared to $10.3 million for the six months ended June 30, 2024. The increase in cash used in operating activities was primarily driven by inventory purchases to support sales growth as well as changes in accounts receivable and accounts payable associated with the increased sales and acquired inventory, respectively.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $9.5 million compared to cash provided by investing activities of $16.0 million for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2025 consisted primarily of the purchases of property, plant and equipment of $7.7 million, along with the investment in private companies. The increase in cash used in investing activities was primarily driven by no longer having cash provided by the sale of short term marketable securities to offset cash used in business combinations.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $24.7 million compared to cash used in financing activities of $4.8 million for the six months ended June 30, 2024. Net cash for the six months ended June 30, 2025 consisted of proceeds from a draw on debt, offset by payments on clinic acquisition notes and installment payments.

Indebtedness

Credit Agreement

On August 5, 2024, the Company signed a $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Credit Agreement, (ii) Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions. The interest rate on the term loan is SOFR + 6.50% with the Company having the option to make a payment-in-kind interest payment equal to 1.00% per annum of the rate. Payments are interest only until the maturity date in August 2029. Included in the term loan are financial covenants to maintain cash in certain pledged accounts of at least 25% of the outstanding principal amount of the loan and to maintain certain minimum net product sales during the loan period. On June 27, 2025, the Company withdrew the delayed draw on the term loan in the amount of $25.0 million.

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

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock. No shares have been purchased under this program as of June 30, 2025. The dollar limit on repurchases under the program after December 21, 2024 was reduced to $250,000 per annum.

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

The United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports, in some cases significantly. For example, on April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Tariffs and any retaliatory actions could significantly increase the cost of our products and result in lower demand for our products. On July 9th, 2025, the United States announced a 50% tariff on Brazil which was followed on July 15, 2025, by the Brazilian government announcing a 50% tariff on the United States. Both tariffs are stated to be effective August 1, 2025. On July 28, 2025, the United States announced a 15% tariff on goods from the EU effective August 1, 2025.

Impacts from potential deterioration in geopolitical or trade relationships between the United States and other countries, including as a result of the risks described above, could have a material adverse impact on our financial position, results of operations and/or cash flows.

Changes in Medicaid coverage and reimbursement policies may adversely affect our business, financial condition, and results of operations.

A portion of our products are used in pediatric orthopedic procedures that may be reimbursed under Medicaid. Legislative or regulatory changes at the federal or state level that reduce Medicaid enrollment, restrict coverage for specific procedures or devices, or lower reimbursement rates could negatively impact our business. These changes may result in decreased procedure volumes, increased pricing pressure from healthcare providers and payers, and delays in the adoption of our products, particularly in hospitals and clinics serving high volumes of Medicaid patients.

Additionally, because Medicaid is administered at the state level, there is considerable variability in how coverage and reimbursement policies are implemented. This variability introduces uncertainty in forecasting demand and reimbursement levels for our products. Any such changes or uncertainties could materially and adversely affect our revenues, margins, and overall financial performance.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On May 1, 2025, the Company issued 10,830 shares of the Company's common stock, representing an aggregate value of approximately $226,000, to the members of MedTech Concepts LLC in lieu of the second anniversary cash payment otherwise required under the MedTech Purchase Agreement, dated May 1, 2023, by and among the Company, Kevin Unger, DINZE LLC, and the sole member of DINZE LLC. For more information, see the discussion under Note 3 - Business Combinations and Asset Acquisitions of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 15, 2025, the Company issued 55,143 shares of the Company's common stock, representing an aggregate value of approximately $1,261,000, to Mighty Oak Medical, Inc. to satisfy the obligation that existed for past unmet minimum performance metrics. For more information, see the discussion under Note 12 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included within this Report or incorporated herein by reference.

Exhibit Number		Description

2.1w
Membership Interest Purchase Agreement, dated May 1, 2023, by and among OrthoPediatrics Corp., Kevin Unger, DINZE LLC, and the sole member of DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant's form 8-K filed on May 1, 2023) (SEC File No. 001-38242)

2.2
First Amendment to Membership Interest Purchase Agreement, dated May 9, 2025 by and among OrthoPediatrics Corp., Kevin Unger, and DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on May 14, 2025) (SEC File No. 001-38242)

2.3w
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
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective May 6, 2025 (incorporated by reference to Exhibit 10.1 of registrant's Form 10-Q filed on May 8, 2025)(SEC File No. 001-38242)

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

August 6, 2025	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2025	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)