Form 10-Q
period 2025-09-30
ORTHOPEDIATRICS CORP
filed 2025-10-29
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, the registrant had 25,077,330 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$16,826	$43,820
Restricted cash	2,058	1,957
Short-term investments	40,902	25,013
Accounts receivable - trade, net of allowances of $1,486 and $1,145, respectively	51,274	42,357
Inventories, net	128,807	117,005
Prepaid expenses and other current assets	5,985	7,021
Total current assets	245,852	237,173

Property and equipment, net	51,204	50,596
Other assets:
Amortizable intangible assets, net	63,262	64,427
Goodwill	103,613	93,844
Other intangible assets	15,941	16,752
Other non-current assets	13,614	10,417
Total other assets	196,430	185,440

Total assets	$493,486	$473,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$7,164	$8,908
Accrued compensation and benefits	13,821	13,888
Current portion of long-term debt with affiliate	166	160
Current portion of acquisition installment payable	1,181	1,347
Other current liabilities	10,900	9,659
Total current liabilities	33,232	33,962
Long-term liabilities:
Long-term term loan	48,065	23,957
Long-term convertible note	48,327	47,913
Long-term debt with affiliate, net of current portion	326	451
Other long-term debt, net of current portion	2,456	635
Acquisition installment payable, net of current portion	227	2,452
Deferred income taxes	3,804	3,381
Other long-term liabilities	7,740	5,892
Total long-term liabilities	110,945	84,681

Total liabilities	144,177	118,643

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 25,077,330 shares and 24,217,508 shares issued as of September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	618,041	600,897
Accumulated deficit	(265,109)	(235,564)
Accumulated other comprehensive loss	(3,629)	(10,773)
Total stockholders' equity	349,309	354,566
Total liabilities and stockholders' equity	$493,486	$473,209

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$61,250	$54,573	$174,743	$152,060
Cost of revenue	15,976	14,513	47,188	39,027
Gross profit	45,274	40,060	127,555	113,033
Operating expenses:
Sales and marketing	18,652	16,750	54,327	47,512
General and administrative	29,155	26,299	89,878	78,358
Intangible asset impairment	2,268	—	2,268	—
Restructuring	2,294	—	5,305	—
Research and development	2,333	2,577	6,843	8,118
Total operating expenses	54,702	45,626	158,621	133,988

Operating loss	(9,428)	(5,566)	(31,066)	(20,955)
Other expense (income):
Interest expense, net	1,822	404	4,064	1,302
Loss on early extinguishment of debt	—	3,230	—	3,230
Other expense (income)	648	(63)	(5,705)	33
Total other expense (income), net	2,470	3,571	(1,641)	4,565

Net loss before income taxes	$(11,898)	$(9,137)	$(29,425)	$(25,520)
Income tax (benefit) charge	(125)	(1,218)	120	(3,767)
Net loss	$(11,773)	$(7,919)	$(29,545)	$(21,753)
Weighted average shares outstanding
Basic and diluted	23,565,779	23,171,249	23,420,158	23,046,155
Net loss per share
Basic and diluted	$(0.50)	$(0.34)	$(1.26)	$(0.94)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,773)	$(7,919)	$(29,545)	$(21,753)
Other comprehensive loss:
Foreign currency translation adjustment	1,231	3,623	6,937	(1,066)
Unrealized gain on short-term investments	112	—	208	109
Adjustment for realized losses	(26)	—	(1)	(118)
Other comprehensive gain (loss), net of tax	1,317	3,623	7,144	(1,075)
Comprehensive loss	$(10,456)	$(4,296)	$(22,401)	$(22,828)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(853)	(853)
Restricted stock	601,547	—	3,859	—	—	3,859
Issuance of common stock	8,922	—	233	—	—	233
Balance at March 31, 2025	24,827,977	$6	$604,989	$(246,223)	$(11,626)	$347,146
Net loss	—	—	—	(7,113)	—	(7,113)
Other comprehensive gain	—	—	—	—	6,680	6,680
Restricted stock	178,552	—	5,252	—	—	5,252
Issuance of common stock	55,143	—	1,261	—	—	1,261
Stock portion of MedTech anniversary payment	10,830	—	226	—	—	226
Capital contribution associated with reclassification of MedTech liability to equity	—	—	2,062	—	—	2,062
Balance at June 30, 2025	25,072,502	$6	$613,790	$(253,336)	$(4,946)	$355,514
Net loss	—	—	—	(11,773)	—	(11,773)
Other comprehensive gain	—	—	—	—	1,317	1,317
Restricted stock	4,828	—	4,251	—	—	4,251
Balance at September 30, 2025	25,077,330	$6	$618,041	$(265,109)	$(3,629)	$349,309

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(7,805)	—	(7,805)
Other comprehensive loss	—	—	—	—	(1,435)	(1,435)
Restricted stock	162,003	—	2,799	—	—	2,799
Balance at March 31, 2024	23,540,411	$6	$583,086	$(205,547)	$(6,961)	$370,584
Net loss	—	—	—	(6,029)	—	(6,029)
Other comprehensive loss	—	—	—	—	(3,263)	(3,263)
Stock portion of MedTech anniversary payment	4,288	—	133	—	—	133
Stock portion of ApiFix anniversary installment	245,812	—	6,929	—	—	6,929
Restricted stock	426,227	—	2,939	—	—	2,939
Balance at June 30, 2024	24,216,738	$6	$593,087	$(211,576)	$(10,224)	$371,293
Net loss	—	—	—	(7,919)	—	(7,919)
Other comprehensive gain	—	—	—	—	3,623	3,623
Restricted stock	(2,692)	—	3,922	—	—	3,922
Balance at September 30, 2024	24,214,046	$6	$597,009	$(219,495)	$(6,601)	$370,919

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(29,545)	$(21,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other intangible asset impairments	4,163	—
Depreciation and amortization	15,517	15,087
Stock-based compensation	13,362	9,660
Loss on early extinguishment of debt	—	3,230
Accretion of acquisition installment payable	105	599
Deferred income taxes	120	(3,907)
Non-cash other	(88)	—
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(8,270)	(5,178)
Inventories	(7,893)	(14,154)
Prepaid expenses and other current assets	176	(2,134)
Accounts payable - trade	(1,961)	(1,768)
Accrued expenses and other liabilities	790	308
Other	(1,675)	(3,051)
Net cash used in operating activities	(15,199)	(23,061)

INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	—	(20,225)
Acquisitions, net of cash acquired	(8,852)	(475)
Sale of short-term marketable securities	—	49,855
Investment in private companies	(2,007)	(380)
Purchase of short-term marketable securities	(15,000)	(25,000)
Purchases of property and equipment	(10,511)	(14,525)
Net cash used in investing activities	(36,370)	(10,750)

FINANCING ACTIVITIES
Proceeds from issuance of debt	25,000	73,533
Payments on mortgage notes	(119)	(113)
Payment of debt issuance costs	—	(3,085)
Payment on debt	—	(12,231)
Installment payment for ApiFix	—	(2,250)
Installment payment for MedTech	—	(1,250)
Payments on clinic acquisition notes	(489)	(928)
Net cash provided by financing activities	24,392	53,676

Effect of exchange rate changes on cash, cash equivalents and restricted cash	284	153

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,893)	20,018

Cash, cash equivalents and restricted cash, beginning of year	$45,777	$33,027
Cash, cash equivalents and restricted cash, end of period	$18,884	$53,045

	2025	2024
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,562	$1,381
Transfer of instruments between property and equipment and inventory	$1,881	$966
Issuance of common shares for ApiFix installment	$—	$6,929
Issuance of common shares for MedTech installment	$226	$133
Issuance of common shares to settle an obligation with a vendor	$1,261	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,812	$3,220
Issuance of common shares in connection with Boston O&P acquisition	$233	$—
Capital contribution associated with reclassification of MedTech liability to equity	$2,062	$—
Debt issuance costs not yet paid	$—	$260

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIROTM Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System, Mitchell Ponseti®, VerteGlideTM, and Boston Brace 3D® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are manufactured in-house. We also operate multiple orthotic and prosthetic ("O&P") clinics delivering leading pediatric non-surgical O&P treatment.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $265,109 and $235,564 as of September 30, 2025 and December 31, 2024, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2025 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

During the nine months ended September 30, 2025, we paid the second anniversary payment by issuing 10,830 unregistered shares of our common stock approximating $226 to one of the sellers, which reduced the amount of the acquisition installment payable on our condensed consolidated balance sheet. In addition, we issued 97,467 unregistered shares of our common stock, approximately $1,250 in value, of which 50% had previously been recognized as stock-based compensation expense in the post-combination consolidated financial statements, and the other 50% had been recorded within the acquisition installment payable on the condensed consolidated balance sheet. We also recorded a capital contribution for $2,026 upon execution of the Amendment, which represented the present value of the fixed cash payments that would be paid at the third and fourth anniversary dates, and derecognized the related acquisition installment payable which had previously been recorded on our condensed consolidated balance sheet. As of September 30, 2025, the Company has recorded a share-settled liability of $1,408 related to the Amendment, of which $1,181 is recorded as a current liability.

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

In 2025, Boston O&P purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired through September 30, 2025 was approximately $6,020, which comprised of $4,715 of cash and promissory notes in the original principal amount of $1,305, with a weighted average interest rate of 4.9% per annum. The sellers may also be entitled to an earnout of up to $1,125, if gross revenues exceed a threshold in the first year after closing. The sellers promissory note may also be subject to adjustments if gross revenue targets are not achieved in the first year after closing. We allocated $1,366 to customer relationship intangible assets and $4,210 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

OP EU B.V.

In July 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, entered into a stock purchase agreement related to orthotic and prosthetic device clinics located in Ireland. The Company paid 1,500 Euro in total consideration for the stock, which was comprised of 1,200 Euro of cash and a promissory note in the original principal amount of 300 Euro payable in two annual installments with interest at the rate of 4.0% per annum. The sellers promissory note may be subject to adjustments if net sales targets are not achieved. The allocation of the purchase price is considered preliminary.

OrthoPediatrics EU Limited

In August 2025, OrthoPediatrics EU Limited, a wholly-owned UK based subsidiary of the Company, entered into a stock purchase agreement related to a designer and manufacturer of clubfoot bracing located in the UK. The Company paid a purchase price of 3,400 GBP for the stock, for a total consideration, net of cash received of 3,138 GBP, which was comprised of 2,300 GBP of cash and a promissory note in the original principal amount of 1,100 GBP payable in ten quarterly installments with interest at the rate of 5.0% per annum. We allocated 463 GBP to customer relationship intangible assets, 564 GBP to trademarks, 151 GBP to goodwill and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

Total
Goodwill at January 1, 2025	$93,844
Clinic and other acquisitions	5,787
Boston O&P measurement period adjustment	233
Goodwill impairment	(1,874)
Foreign currency translation impact	5,623
Goodwill at September 30, 2025	$103,613

Management made the decision to exit its regulatory consulting business, performed by Telos Partners, LLC ("Telos") in the third quarter of 2025, resulting in a write-off of its entire goodwill balance. This goodwill impairment charge was recorded within Restructuring within our condensed consolidated statement of operations.

Intangible Assets

As of September 30, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.5 years	$48,416	$(17,518)	$30,898
Intellectual Property & Capitalized Software	7.4 years	16,027	(5,257)	10,770
Customer Relationships & Other	11.0 years	23,555	(5,579)	17,976
License Agreements	2.7 years	10,442	(6,824)	3,618
Total amortizable assets		$98,440	$(35,178)	$63,262

As of December 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.2 years	$45,064	$(13,984)	$31,080
Intellectual Property & Capitalized Software	8.2 years	16,027	(4,065)	11,962
Customer Relationships & Other	11.5 years	21,850	(4,783)	17,067
License Agreements	2.7 years	10,710	(6,392)	4,318
Total amortizable assets		$93,651	$(29,224)	$64,427

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Due to management's decision to exit its Telos regulatory consulting business, it was determined to fully write-off any remaining customer relationship intangible asset. We recorded an impairment charge of $0.4 million as of September 30, 2025.

Trademarks are non-amortizing intangible assets which were $15,941 and $16,752 as of September 30, 2025 and December 31, 2024, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the nine months ended September 30, 2025 was primarily driven by impairment charges related to our ApiFix Ltd. ("ApiFix"), MedTech and Telos trademark assets.

During 2025 and 2024, management completed a quantitative analysis whereby we determined the fair value of certain of our trademark assets were below their respective carrying values. We recorded an impairment charge of $1,879 and $1,836 as of September 30, 2025 and December 31, 2024, respectively, to reduce the carrying amount of the intangible assets to their estimated fair value.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$16,917	$—	$16,917
Treasury Bonds	$17,331	$—	$—	$17,331
Asset-Backed Securities	$—	$6,205	$—	$6,205
Exchange Mutual Funds	$449	$—	$—	$449

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$10,598	$—	$—	$10,598
Treasury Bonds	$9,274	$—	$—	$9,274
Asset-Backed Securities	$4,889	$—	$—	$4,889
Exchange Mutual Funds	$252	$—	$—	$252

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

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2025	December 31, 2024
Term loan and final payment	$51,000	$25,500
Convertible note	50,000	50,000
Mortgage payable to affiliate	492	611
Acquisition note payable	3,819	1,372
Total debt	105,311	77,483
Less: debt discount and issuance costs	4,608	3,630
Less: current maturities	1,529	897
Long-term debt, net of current maturities	$99,174	$72,956

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At September 30, 2025, the mortgage balance was $492 of which current principal of $166 was included in the current portion of long-term debt. As of December 31, 2024, the mortgage balance was $611 of which current principal due of $160 was included in the current portion of long-term debt.

The aggregate interest expense relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with MidCap, the term loan with Braidwell, and the convertible note with Braidwell, was $2,003 and $945 for the three months ended September 30, 2025 and 2024, respectively, and $4,555 and $1,705 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2025, the income tax charge was $120 compared to a tax benefit of $3,767 for the nine months ended September 30, 2024. Our effective income tax rate was (0.4)% and 14.8% for the nine months ended September 30, 2025 and 2024, respectively. The lower effective rate compared to the prior period is from the remeasurement of the valuation allowance subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition in the prior year.

The deferred tax assets were fully offset by a valuation allowance at September 30, 2025, with the exception of certain deferred tax liabilities in Canada. The Company has recorded a tax expense for income generated in Canada during the period ended September 30, 2025.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company has evaluated the impact of the Tax Reform Act of 2025 and determined the impact to be immaterial to its condensed consolidated financial statements for the period ended September 30, 2025.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2025	1,044,193	1.5	21,551	1.2
Granted	693,522		10,500
Forfeited	(16,028)		(400)
Vested	(212,822)		(9,966)
Outstanding at September 30, 2025	1,508,865	1.7	21,685	1.6

At September 30, 2025, there was $22,843 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $4,251 and $3,922 for the three months ended September 30, 2025 and 2024, respectively, and $13,362 and $9,660 for the nine months ended September 30, 2025 and 2024, respectively.

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of September 30, 2025. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	0	2024
Net loss	$(11,773)	$(7,919)	$(29,545)		$(21,753)

Weighted average shares outstanding for basic and diluted	23,565,779	23,171,249	23,420,158		23,046,155
Net loss per share - basic and diluted	$(0.50)	$(0.34)	$(1.26)		$(0.94)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 1,530,550 and 1,068,624 contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and nine months ended September 30, 2025 or 2024. No individual customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2025 and December 31, 2024.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2025	2024	2025	2024
U.S.	$48,718	$42,714	$137,757	$118,269
International	12,532	11,859	36,986	33,791
Total	$61,250	$54,573	$174,743	$152,060

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2025	2024	2025	2024
Trauma and deformity	$44,143	$37,642	$123,665	$108,715
Scoliosis	16,261	15,635	48,447	39,521
Sports medicine/other	846	1,296	2,631	3,824
Total	$61,250	$54,573	$174,743	$152,060

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $1,141 and $206 for the three months ended September 30, 2025 and 2024, respectively, and $1,930 and $729 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter 2024, the Company had recorded a restructuring accrual of $939 and $1,072 as of September 30, 2025 and December 31, 2024 within accrued expenses and other current liabilities on its condensed consolidated balance sheet. The decreased accrual for the three and nine months ended September 30, 2025, was due primarily to fulfilling the obligation under the liability.

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

The lawsuit commenced in December 2018, in Suffolk Superior Court in Boston, Massachusetts. The Plaintiffs assert counts of negligence against each individual defendant, lack of informed consent against the physician defendants, failure to warn, breach of warranty and alleged improper use against Boston O&P, and loss of consortium against all defendants. Trial was scheduled to begin in December 2025. Boston O&P reached a settlement with the Plaintiffs of all claims against Boston O&P and in late July 2025, the Court dismissed Boston O&P from the lawsuit with prejudice. The settlement amount is expected to be covered by available insurance, and the Company does not anticipate a need to pursue any indemnity claim against the selling equityholders of Boston O&P related to this litigation.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As of September 30, 2025, the Company met its purchase commitment for the year ending December 31, 2025, and $1,092 future purchase commitments are required for the year ending December 31, 2026.

On July 20, 2021, we entered into an amended license agreement with Mighty Oak Medical, Inc. ("Mighty Oak"), resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. The Company analyzes its projected achievement of these performance metrics and accrues for any estimated shortfall. During the nine months ended September 30, 2025, the Company recorded an expense of $960 based on current estimates. The Company recorded $1,200 of expense for the nine months ended September 30, 2024. On May 15, 2025, the Company issued 55,143 unregistered shares of the Company's common stock to Mighty Oak to satisfy the obligation that existed for past unmet minimum performance metrics.

Royalties

As of September 30, 2025, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.25% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2025, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 40 independent sales agencies employing 235 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States is from selling our bracing products directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 75 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany as salaried employees to better serve our customers and opened warehouses in Germany and Australia in 2024 and the Netherlands in 2025. These arrangements have generated an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, and expanding our product offering as well as our O&P clinic network.

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. The majority of this inventory is non-sterile, metallic implants and instruments that do not have an expiration date or shelf life. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and product life cycles. Revenue is not recognized at the time of consignment, as we maintain control over the inventory. Revenue is recognized only upon implantation, at which point an invoice is issued. For the nine months ended September 30, 2025, consignment sales accounted for approximately 70% of our total net sales. Inventory held on consignment at sales agencies, distributors, or other customers is approximately 60% of gross inventory.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,254,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2025, 2024, 2023 and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of certain of our trademarks was less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and impairment losses of $1.9 million, $1.8 million, $1.0 million, and $3.6 million were recorded in 2025, 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2025 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase (Decrease)%		2025	2024	Increase (Decrease)%
Net revenue	$61,250	$54,573	$6,677	12%	$174,743	$152,060	$22,683	15%
Cost of revenue	15,976	14,513	1,463	10%	47,188	39,027	8,161	21%
Sales and marketing expenses	18,652	16,750	1,902	11%	54,327	47,512	6,815	14%
General and administrative expenses	29,155	26,299	2,856	11%	89,878	78,358	11,520	15%
Intangible asset impairment	2,268	—	2,268	100%	2,268	—	2,268	100%
Restructuring	2,294	—	2,294	100%	5,305	—	5,305	100%
Research and development expenses	2,333	2,577	(244)	(9)%	6,843	8,118	(1,275)	(16)%
Other expense (income), net	2,470	3,571	(1,101)	(31)%	(1,641)	4,565	(6,206)	(136)%
Provision for income (benefit) taxes	(125)	(1,218)	1,093	90%	120	(3,767)	3,887	103%
Net loss	$(11,773)	$(7,919)	$3,854	49%	$(29,545)	$(21,753)	$7,792	36%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2025	2024	2025	2024
U.S.	$48,718	$42,714	$137,757	$118,269
International	12,532	11,859	36,986	33,791
Total	$61,250	$54,573	$174,743	$152,060
	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2025	2024	2025	2024
Trauma and deformity	$44,143	$37,642	$123,665	$108,715
Scoliosis	16,261	15,635	48,447	39,521
Sports medicine/other	846	1,296	2,631	3,824
Total	$61,250	$54,573	$174,743	$152,060

Net revenue increased $6.7 million, or 12%, from $54.6 million for the three months ended September 30, 2024 to $61.2 million for the three months ended September 30, 2025. Net revenue increased $22.7 million, or 15%, from $152.1 million for the nine months ended September 30, 2024 to $174.7 million for the nine months ended September 30, 2025. The increase during the three and nine months ended September 30, 2025 was primarily driven by strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $6.5 million, or 17%, from $37.6 million during the three months ended September 30, 2024, to $44.1 million for the three months ended September 30, 2025, and sales increased $15.0 million, or 14%, from $108.7 million for the nine months ended September 30, 2024 to $123.7 million for the nine months ended September 30, 2025. The increase for the three and nine month periods ended September 30, 2025 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PNP Tibia, DF2, and OPSB. Scoliosis sales increased

$0.6 million, or 4%, from $15.6 million during the three months ended September 30, 2024, to $16.3 million for the three months ended September 30, 2025, and sales increased $8.9 million, or 23%, from $39.5 million for the nine months ended September 30, 2024 to $48.4 million for the nine months ended September 30, 2025. The increase for the three and nine month periods ended September 30, 2025 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and revenue generated from FIREFLY. Sports medicine / other decreased $0.5 million, or 35%, during the three months ended September 30, 2025, and $1.2 million, or 31%, during the nine months ended September 30, 2025 due to a reduction of Telos revenue related to its closure. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.5 million, or 10%, from $14.5 million for the three months ended September 30, 2024 to $16.0 million for the three months ended September 30, 2025. Cost of revenue increased $8.2 million, or 21%, from $39.0 million for the nine months ended September 30, 2024 to $47.2 million for the nine months ended September 30, 2025. The increases were due primarily to sales volume. Gross margin was 74% and 73% for the three months ended September 30, 2025 and September 30, 2024, respectively. Gross margin was 73% and 74% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The lower gross margin was driven by a higher percentage of sales of international set sales and 7D units sold with a lower gross margin profit.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 11%, to $18.7 million for the three months ended September 30, 2025 from $16.8 million for the three months ended September 30, 2024. Sales and marketing expenses increased $6.8 million, or 14%, to $54.3 million for the nine months ended September 30, 2025 from $47.5 million for the nine months ended September 30, 2024.The increase in the three and nine months ended September 30, 2025 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 11%, from $26.3 million for the three months ended September 30, 2024 to $29.2 million for the three months ended September 30, 2025, and increased $11.5 million, or 15%, from $78.4 million for the nine months ended September 30, 2024 to $89.9 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2025 was due primarily to the additional personnel though clinic acquisitions and increased lease expense. Stock compensation increased $1.9 million for the nine months ended September 30, 2025 due to the increase in personnel.

Depreciation and amortization expenses decreased $0.2 million, or 4%, from $5.1 million for the three months ended September 30, 2024 to $4.9 million for the three months ended September 30, 2025, and decreased $0.5 million, or 3%, from $15.1 million for the nine months ended September 30, 2024 to $14.6 million for the nine months ended September 30, 2025.

Intangible Asset Impairment

During 2025, management completed a quantitative analysis as part of our annual impairment test, and determined the fair value of our ApiFix, MedTech, and Telos trademark assets were below their respective carrying values. Additionally, in connection with our decision to exit our Telos regulatory consulting business, we wrote off the remaining carrying value of its customer relationship intangible asset. We recorded an impairment charge of $2.3 million for the nine months ended September 30, 2025 compared to $0 for the nine months ended September 30, 2024.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In 2025, the Company made the decision to restructure Telos by dissolving the local operation and continuing staff reductions across the Company. Restructuring expense increased from $0.0 million for the three and nine months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025, and $5.3 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2025 was due primarily to the Telos goodwill write-off of $1.9 million and additional severance expenses.

Research and Development Expenses

Research and development expenses decreased $0.2 million, or 9%, from $2.6 million for the three months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025, and decreased $1.3 million, or 16%, from $8.1 million for the nine months ended September 30, 2024 to $6.8 million for the nine months ended September 30, 2025. The decrease for the three and nine months ended September 30, 2025 was primarily due to the timing of product development during the first, second, and third quarters of 2024 compared to the first, second, and third quarters of 2025.

Total Other Expenses (Income)

Other expense was $2.5 million for the three months ended September 30, 2025 compared to other expense of $3.6 million for the three months ended September 30, 2024, a reduction of $1.1 million or 31%, and other income was $1.6 million for the nine months ended September 30, 2025 compared to other expense of $4.6 million for the nine months ended September 30, 2024, a reduction of $6.2 million, or 136%. The change for the three and nine months ended September 30, 2025 was primarily driven by an increase in foreign exchange gain.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $15.2 million and $23.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $265.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At September 30, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $59.8 million.

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

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(15,199)	$(23,061)
Net cash used in investing activities	(36,370)	(10,750)
Net cash provided by financing activities	24,392	53,676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	284	153
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,893)	$20,018

Cash Used in Operating Activities

Net cash used in operating activities was $15.2 million and $23.1 million for the nine months ended September 30, 2025 and 2024, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $17.2 million for the nine months ended September 30, 2025 compared to $26.0 million for the nine months ended September 30, 2024. The decrease in cash used in operating activities was primarily driven by fewer inventory purchases during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $36.4 million compared to $10.8 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 consisted primarily of the purchases of property, plant and equipment of $10.5 million, the purchase of short-term marketable securities of $15.0 million, and the investment in private companies and clinic and other acquisitions. The increase in cash used in investing activities was primarily driven by a reduction in the cash provided by the sale of short term marketable securities to offset cash used in business combinations.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $24.4 million compared to $53.7 million for the nine months ended September 30, 2024. Net cash for the nine months ended September 30, 2025 consisted of proceeds from a draw on debt, offset by payments on clinic acquisition notes and installment payments.

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

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock. No shares have been purchased under this program as of September 30, 2025. The dollar limit on repurchases under the program after December 21, 2024 was reduced to $250,000 per annum.

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

The United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports, in some cases significantly. For example, on April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Tariffs and any retaliatory actions could significantly increase the cost of our products and result in lower demand for our products. On July 9th, 2025, the United States announced a 50% tariff on Brazil, which went into effect on August 6, 2025. On July 28, 2025, the United States announced a 15% tariff on goods from the EU, which went into effect on August 7, 2025.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

October 29, 2025	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2025	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)