Form 10-K
period 2025-12-31
ORTHOPEDIATRICS CORP
filed 2026-03-04
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $362.5 million as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025), based upon the closing sale price for the registrant's common stock on that day as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director of the registrant and by each person who owns 10 percent or more of outstanding common stock on June 30, 2025 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 28, 2026, the registrant had 25,278,787 outstanding shares of common stock, $0.00025 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACL	Anterior cruciate ligament
ApiFix	The combination of ApiFix, Ltd and ApiFix, Inc., which were acquired by the Company on April 1, 2020
Approved Body	An approved body under UK medical Device Regulations
Band-Lok	Band-Lok, LLC, which sold certain intellectual property assets to the Company on June 10, 2020
Boston O&P	Boston Brace International, Inc., which was acquired by the Company on January 5, 2024
CE Mark	Conformite Europeene Mark used for medical devices in the EEA; a product with such a mark is referred to herein as a "CE-Marked" product.
CME	Continuing medical education
CMS	Centers for Medicare and Medicaid Services
Company	OrthoPediatrics Corp.
Convertible Notes	$50 million of 4.75% Convertible Senior Notes due 2030 that were sold to Braidwell Transaction Holdings LLC – Series 10 on August 5, 2024
DHHS	U.S. Department of Health and Human Services
EEA	European Economic Area
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety and Innovation Act
FDCA	Federal Food, Drug and Cosmetic Act
FERA	Fraud Enforcement Recovery Act of 2009
Foundation	The Armstrong Children's Orthopedic Alliance (ACOA)
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	EU General Data Protection Regulation
HCP	Healthcare providers
HDE	Humanitarian Device Exemption under FDA regulation
HIPAA	Health Insurance Portability and Accountability Act of 1996
IPO	Company’s initial public offering of its common stock on October 11, 2017
IRB	Institutional Review Board utilized by the FDA
LLD	Limb length discrepancies
Loan Agreement	Fourth Amended and Restated Loan and Security Agreement with Squadron Capital LLC (terminated effective as of December 29, 2023), which provided the Company with a $50.0 million revolving credit facility
MDD	Medical Devices Directive
MD Ortho or MDO	MD Orthopaedics, which was acquired by the Company on April 1, 2022
MDR	EU’s Medical Device Regulation
MHRA	Medicines and Healthcare products Regulatory Agency of the United Kingdom
MidCap Credit Agreement	Credit, Security and Guaranty Agreement with MidCap Financial Trust, as amended from time to time, which provided the company with a $50 million line of credit and a $30 million term loan. Terminated August 5, 2024.
MPFL	Medial patellofemoral ligament
O&P	Orthotic and prosthetic
OP EU B.V.	OP EU B.V., a holding company established by the Company in March 2019
Orthopediatrics do Brasil Ltda.	Orthopediatrics do Brasil Ltda., a holding company established by the Company in November 2025

OrthoPediatrics EU Limited	OrthoPediatrics EU Limited, which was acquired by the Company on April 3, 2017
Orthex	Orthex, LLC, which was acquired by the Company on June 4, 2019
Pega Medical or Pega	Pega Medical Inc., which was acquired by the Company on July 1, 2022
PMA	Premarket Approval Application with the FDA
PNP	Pediatric Nailing Platform
POD	Physician-owned distributorships
POSNA	Pediatric Orthopaedic Society of North America
QSR	FDA’s Quality System Regulation
RSV	Respiratory Syncytial Virus, a respiratory virus commonly impacting children
SEC	United States Securities and Exchange Commission
Squadron	Squadron Capital LLC, which is the Company’s largest investor
Structure Medical	Structure Medical, LLC
Telos	Telos Partners, LLC, which was acquired by the Company on March 9, 2020
Term Loan Agreement	Credit Agreement and Guaranty with Braidwell LP which provides the Company with an initial $25 million and a delayed draw term loan facility for an additional $25 million
UK or United Kingdom	The United Kingdom of Great Britain and Northern Ireland
UKCA Mark	UK Conformity Assessed marking is a new UK product marking that is used for goods being placed on the market in Great Britain (England, Wales and Scotland)
Vilex	Vilex in Tennessee, Inc., which was acquired by the Company on June 4, 2019 and substantially all its assets were sold on December 31, 2019 to a wholly-owned subsidiary of Squadron Capital, LLC

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

PART I

ITEM 1. BUSINESS

GENERAL

OrthoPediatrics Corp. (the "Company") is a Delaware corporation, headquartered in Warsaw, Indiana, and organized in November 2007. The Company’s Common Stock is traded on the Nasdaq Global Market under the symbol KIDS. OrthoPediatrics Corp. is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs. Initially organized as an Indiana limited liability company on August 31, 2006, OrthoPediatrics Corp. was converted to a Delaware corporation on November 30, 2007. We sell our specialized products, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO™ Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System, Mitchell Ponseti®, VerteGlideTM, and Boston Brace 3D® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are typically manufactured in-house. We also operate multiple orthotic and prosthetic ("O&P") clinics delivering leading pediatric non-surgical O&P treatment.

The Company began selling its products in the United States in 2008 and internationally in 2011. In 2017, we expanded operations and established legal entities in the United Kingdom (UK), Australia and New Zealand, permitting us to sell under an agency model directly to local hospitals in these countries. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020, and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany to better serve our customers and opened a warehouse in January 2024. In February 2024, we opened a warehouse in Australia and hired operating and sales representatives. In July 2025, we opened a warehouse in the Netherlands. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market.

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

In 2024, Boston O&P completed acquisitions of substantially all of the assets, including inventory, related to orthotic and prosthetic device clinics located in Virginia and Maryland. Boston O&P also purchased all issued and outstanding share capital of clinics in Florida as well as multiple clinics in Colorado.

In 2025, Boston O&P completed acquisitions of substantially all of the assets, including inventory, related to orthotic and prosthetic device clinics located in North Carolina, Colorado, and New York. Boston O&P also purchased all issued and oustanding share capital of clinics in Florida and Connecticut.

In 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, purchased all of the issued and outstanding share capital related to orthotic and prosthetic device clinics located in Ireland.

In 2025, OrthoPediatrics EU Limited, a wholly-owned UK based subsidiary of the Company, purchased all of the issued and outstanding share capital of a designer and manufacturer of clubfoot bracing located in the UK.

In 2025, Orthopediatrics do Brasil Ltda., a wholly-owned Brazil based subsidiary of the Company, purchased all of the issued and outstanding share capital of a local distributor.

In addition to acquisitions, we also look for partnerships which can provide us with complementary enabling technologies. For example, in 2021 we extended our license agreement for our exclusive distribution rights of the FIREFLY® Technology. In 2025, the license agreement was amended and extended until 2030. Also in 2021, we entered into a license agreement resulting in exclusive distribution rights of the 7D Surgical FLASHTM Navigation platform for pediatric applications. In 2025, this license agreement was extended through 2028. In 2023, we entered into a license agreement with Ora Medical resulting in exclusive distribution rights of the Levity gait assist device. In 2024, we entered into a license and supply agreement with Innovation Lab to bring the Move-Dtm brace to market. These partnerships allow for exclusive distribution in children's hospitals across the United States and serve as supporting avenues for us to focus on high-volume children's hospitals.

On August 05, 2024, the Company replaced an $80 million credit agreement with MidCap Financial with a $100 million term loan and private placement arrangement with Braidwell LP which includes a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and a delayed draw term loan facility of an additional $25 million, withdrawn in June 2025.

Our largest investor is Squadron, a private investment firm based in Granby, Connecticut.

As of December 31, 2025, the Company had consolidated total assets of $508.6 million, consolidated total liabilities of $162.0 million and stockholders’ equity of $346.6 million. As of December 31, 2025, the Company and its subsidiaries had 602 full-time equivalent employees.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1,291,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

•The Company and its associates regularly participate in numerous philanthropic causes important to our local communities. We also partner with over 45 charitable organizations that provide pediatric orthopedic care around the world. In 2020, we were named as "Corporate Partner of the Year" by the World Pediatric Project - with whom we continue to work with to provide access to medical care for children in developing countries.

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

The Company

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine/other product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialty bracing products as well as provide O&P clinic services to meet specific needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $6.2 billion opportunity globally, including over $2.8 billion in the United States.

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

We address this unmet market need and sell the broadest product offering specifically designed for children with orthopedic conditions. We currently market 87 surgical and bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine/other procedures. Our products have proprietary features designed to:

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

Our global sales organization focuses exclusively on pediatric orthopedics. Our organization has a deep understanding of the unique nature of children’s clinical conditions and surgical procedures as well as an appreciation of the tremendous sense of responsibility pediatric orthopedic surgeons feel for the children whom parents have entrusted to their care. We provide these surgeons with dedicated support, both in and out of the operating room. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2025, our U.S. sales organization consisted of several direct sales representatives as well as over 30 independent sales agencies employing 232 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales from such sales agencies represented 56% and 59% of our global revenue in 2025 and 2024, respectively. Outside of the United States, our sales organization consisted of a network of more than 80 independent stocking distributors, over 40 independent sales agencies and several direct sales representatives. We sell our products in over 75 countries outside of the United States.

We collaborate with pediatric orthopedic surgeons in developing new surgical and bracing systems that improve the quality of care. We have an efficient product development process that relies upon teams of engineers, commercial personnel and surgeon advisors. We believe our products are characterized by stable pricing, few reimbursement issues and attractive gross margins.

We believe clinical education is critical to advancing the field of pediatric orthopedics. Cumulatively, we are the largest financial contributor to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. We are a major sponsor of continuing medical education, or CME, courses in pediatric spine and pediatric orthopedics, which are focused on fellows and young surgeons. In 2025, we conducted numerous training workshops. We believe these workshops help surgeons recognize our commitment to their field. We believe our commitment to clinical education has helped to increase our account presence while promoting familiarity with our products and loyalty among fellows and young surgeons.

We have established a corporate culture built on the cause of improving the lives of children with orthopedic conditions. We believe our higher corporate purpose captures the imagination of our employees and makes them committed to doing everything better, faster and at lower cost. This culture allows us to attract and retain talented, high-performing individuals.

We have grown our revenue from approximately $10.2 million for the year ended December 31, 2011 to $236.3 million for the year ended December 31, 2025. The compound annual growth rate for the Company from 2011 through 2025 is 25.2%. This growth was partially obtained through strategic acquisitions. For the years ended December 31, 2025, 2024 and 2023, our revenue was $236.3 million, $204.7 million and $148.7 million, respectively. As of December 31, 2025, our accumulated deficit was $275.2 million.

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

Pediatric Orthopedic Surgeons Are Generalists

Unlike orthopedic surgeons focused on treating adults, pediatric orthopedic surgeons are, for the most part, generalists treating a wide range of congenital, developmental and traumatic orthopedic conditions, including limb and spine deformities, gait abnormalities, bone and joint infections, sports injuries and orthopedic trauma cases. These conditions are often times treated first with specialized bracing and then by surgical intervention, if required. Accordingly, they generally represent a single call point for our broad range of pediatric orthopedic implants, instruments and specialty bracing. In 2025, there were more than 1,500 members of Pediatric Orthopaedic Society of North America (POSNA), as compared to approximately 33,400 practicing orthopedic surgeons in the United States focused on the treatment of adults. The number of fellowships in pediatric orthopedics continues to grow. As generalists, these surgeons have a deep understanding of the unique nature of children’s clinical conditions and surgical procedures. We believe they feel a tremendous sense of responsibility for the children whom parents have entrusted to their care.

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

In the future, we expect to expand our market opportunity by addressing additional categories of the pediatric orthopedic market, such as craniomaxillofacial, upper extremity, pediatric orthopedic oncology, pelvis, and other sports-related injuries along with numerous specialty bracing categories.

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

•    Leading Supporter of Pediatric Orthopedic Surgical Societies and Clinical Education. Cumulatively, we donate more than any of our competitors to the five primary pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2025, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We believe our commitment to clinical education advances pediatric orthopedic surgery and increases our account presence, while promoting familiarity with our products and loyalty among fellows and young surgeons. We aspire to be viewed as the partner of pediatric orthopedic surgeons around the world.

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

•    Comprehensive Portfolio of Innovative Orthopedic Products Designed Specifically for Children. We have developed a comprehensive portfolio of implants, instruments and specialty bracing products specifically designed to treat children with orthopedic conditions. In 2025, we estimate that our products were used to help approximately 151,000 children, and over 1,291,000 since inception, when including those served by our acquired companies. We currently market 87 surgical and specialized bracing systems, which address pediatric trauma and deformity, scoliosis and sports medicine/other procedures. Our products include features that provide specific advantages for pediatric orthopedic surgeons and their patients, such as surgical instrumentation specifically designed for use in children, proper anatomical sizes and contouring, and proprietary designs that address the unique skeletal anatomy and physiology of a growing child. Our broad product offering has made us, within the three categories of the market that we currently serve, the only provider of comprehensive solutions to pediatric orthopedic surgeons, who for the most part are generalists performing a wide range of orthopedic surgeries.

•    Partnership with Pediatric Orthopedic Surgeons and Pediatric Surgical Societies. We have devoted significant time and resources to developing deep relationships with pediatric orthopedic surgeons and supporting clinical education to advance the practice of pediatric orthopedic medicine. This enables us to engage and collaborate with thought-leading surgeons and academic institutions around the world in order to develop products and technologies specifically designed to meet the needs of pediatric orthopedic surgeons and their patients. Our dedication to the pediatric orthopedic community is evidenced by our leading support of the five major pediatric orthopedic surgical societies that conduct pediatric clinical education and research. In 2025, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are a major sponsor of CME courses in pediatric spine and pediatric orthopedics. We believe collaborating with pediatric orthopedic surgeons has helped to promote familiarity with our products and loyalty among fellows and surgeons early in their careers.

•    Scalable Business Model. Our ability to identify and respond quickly to the needs of pediatric orthopedic surgeons and their patients is central to our culture and critical to our continued success. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2025, our U.S. sales organization consisted of several direct sales representatives as well as over 30 independent sales agencies employing over 232 sales representatives. Outside of the United States, we work with a network of more than 80 independent stocking distributors, over 40 independent sales agencies and several direct sales representatives. We sell our products in over 75 countries outside of the United States. We estimate that over 62% of U.S. pediatric trauma and deformity and scoliosis procedures in 2015 were performed in approximately 300 hospitals. We believe that this high concentration of procedures and our focused sales organization will enable us to address the pediatric orthopedic surgery market in a capital-efficient manner. In addition, we believe our exclusive focus on hospitals that perform pediatric orthopedic surgery will allow us to grow our revenue while leveraging investment in a smaller number of consigned implant and instrument sets. As we continue to broaden our product offering, we believe the scalability of our business model will allow us simultaneously to increase our reach, deepen our relationships with pediatric orthopedic surgeons and help us to achieve significant returns on our investments in implant and instrument sets, product development and commercial infrastructure.

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

Our Product Portfolio

We have developed a comprehensive portfolio of implants, instruments and specialty bracing solutions specifically designed to treat children with orthopedic conditions within the three categories of the pediatric orthopedic market that we currently serve. We currently market 87 surgical and specialized bracing systems that address pediatric trauma and deformity correction, scoliosis and sports medicine/other procedures. Many of our products are available in a variety of sizes and configurations to address a wide range of patient conditions and surgical requirements. These surgical systems are summarized below.

Trauma and Deformity Correction

Our trauma and deformity correction product line includes more than 14,000 implants, instruments, external fixation components, specialized braces and bone graft substitutes for the femur, tibia, pelvis, upper and lower extremities as well as providing clinical O&P services. Our global revenue from this category for the year ended December 31, 2025 was $166.3 million, an increase of 15% over the prior year, and represented 70% of total revenue. Global revenue from this category for the years ended December 31, 2024 and 2023 was $145.1 million and $106.8 million or 71% and 72% of total revenue, respectively.

Scoliosis

Our scoliosis product category includes our RESPONSETM systems for treating spinal deformity in children, the BandLocTM 5.5mm/6.0mm sub-laminar banding system, FIREFLY® Pedicle Screw Navigation Guides, 7D FlashTM Navigation image guidance system, VerteGlideTM, ApiFix® Mid-C System, the Boston 3D scoliosis brace, as well as providing clinical O&P services. Our global revenue from this category for the year ended December 31, 2025 was $66.0 million, or 28% of total revenue, which represented an increase of 20% over the prior year. Global revenue from this category for the years ended December 31, 2024 and 2023 was $55.2 million and $37.9 million or 27% and 25% of total revenue, respectively.

In addition to our core product offering, we offer enabling technologies that complements our core products, which allows us to better serve the children's hospitals in which we sell. Enabling technologies in our scoliosis space include the FIREFLY® Technology, a 3D printed and patient-specific Pedicle Screw Navigation Guide as well as the 7D FLASHTM Navigation image guidance system leveraging machine-vision algorithms, including 7D MRVision technology, which allows for radiation-free navigation. We have exclusive distribution rights to both of these complementary technologies, allowing for exclusive distribution in children's hospitals across the United States.

Sports Medicine/Other

Our sports medicine/other product category primarily includes our ACL, MPFL Reconstruction system, MY01 perfusion sensing technology, iotaSOFT cochlear insertion robot, and Telos. Our global revenue from this category for the year ended December 31, 2025 was $4.0 million, or 2% of total revenue, which represented a decrease of 10% from the prior year. Global revenue from this category for the years ended December 31, 2024 and 2023 was $4.4 million and $4.0 million or 2% and 3% of total revenue, respectively.

Seasonality of our Products

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

3P™ | Pediatric Plating Platform

In 2022, we began development of a new plate and screw platform, called 3P, to modernize and revolutionize trauma and deformity treatment in both the upper and lower extremity. We completed a limited launch of the first system, 3P Hip, in the third quarter of 2025, and we expect the next system, 3P Small/Mini, to launch in the first half of 2026, followed by launches of additional systems throughout 2027-2028. These systems will provide surgeons unparalleled coverage for all plating indications, standardized implants and instruments to improve surgical workflow and inventory efficiency, and novel implants to address currently unmet needs.

Pediatric Nailing Platform | Tibia

We continued our full-scale launch in 2025 for our innovative Pediatric Nailing Platform | Tibia, that uses a similar instrument platform to the Pediatric Nailing Platform | Femur system, which was introduced in 2018. This new to the market system is designed to treat deformities and traumatic injuries of the tibia.

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

GIRO™ Growth Modulation System

The GIRO™ is a tether device that was fully launched in 2025, intended for guided growth and deformity correction. Supplementing our flagship PediPlate system, this device offers multi-directional flexibility utilizing a cable assembly designed to improve bone contouring and aiding in minimally invasive treatment, with consideration of a future indication for guided rotational correction.

Active Growing Implants

We are nearing final development of a new generation of smart implants, which we refer to as our Active Growing Implants, electromechanical lengthening implant or eLLiTM. Our Active Growing Implants will utilize a power source of significantly greater strength and control than current magnetic technology and will be adjustable at the time of implantation and non-invasively over the course of treatment to accommodate the changing clinical needs of patients as they heal, grow and age. We made significant development progress on this in 2024 and 2025 including receiving Breakthrough Device designation from the FDA. This new technology will be available to address severe pathology associated with early onset scoliosis in the near future, and will be explored for limb lengthening applications.

Growth Guidance for Scoliosis - VerteGlide™

We have developed VerteGlide, a next-generation growth guidance technology for treating certain forms of early onset scoliosis. This procedure uses rods and pedicle screws attached to specific points in the spine and configured similar to a “track and trolley” system which allows the spine to grow naturally while correcting a spinal curve. In 2025, we received regulatory clearance from the FDA and in the third quarter had a beta launch of this system. We expect a full-scale launch in 2026.

Next Generation Scoliosis Fusion System

We are in final development of our next generation scoliosis fusion system, which will provide the ultimate surgical experience for pediatric spinal fusion. The system is designed exclusively for pediatric patients and their surgeons, including innovative implant and instrument designs with an advanced digital platform to optimize the procedure. We expect to launch this system in the fourth quarter of 2026.

OP Specialty Bracing

Our OP Specialty Bracing (OPSB) division continues to advance a robust future product pipeline designed to expand our presence across key pediatric bracing categories. Building on our rapidly growing portfolio, forthcoming innovations include solutions such as the Halo Gravity Traction devices, Advanced Sensors, Bilateral Modular Braces, Pavlik Harness, Contracture Management Braces, and pragmatic aids for the hand and arm, each targeting critical needs in deformity correction, fracture management, and postoperative care. These products complement ongoing development efforts across seven core clinical segments—hip, mobility, cranial, upper extremity, lower limb, prosthetics, and spine—positioning OPSB to deliver a steadily expanding offering with provider and family centric resources designed to support nonoperative pediatric care globally.

Development of Surgical Workflow Optimization Software

We have a number of initiatives underway involving the development of pre-operative planning, which leverages machine learning and artificial intelligence, and intraoperative workflow software to assist surgeons in the treatment of spinal, trauma, and deformity correction conditions as well as the utilization of the Company's product solutions for these conditions. These projects encompass both educational and software as a medical device type offerings leveraging our new Playbook product offering.

External Fixation Systems

We continue to invest in strengthening our external fixation portfolio, with software improvements launched in 2023 and hardware line extensions in 2024. In 2025, we had a limited launch of a new Titanium HA Pin offering to support both Orthex® and Drive systems, designed to improve fatigue life and increase flexibility to promote rapid bone healing. Further development will continue to focus on hardware and software upgrades as well as a completely new system for emergency fracture management and to aid in deformity osteotomy stabilization.

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

Sales and Marketing

We believe we are the only orthopedic company with a robust pediatric-focused infrastructure, including a dedicated global commercial organization. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. As of December 31, 2025, our U.S. sales organization consisted of several direct sales representatives as well as over 30 independent sales agencies employing over 232 focused sales representatives. Increasingly, these sales agencies are making us the anchor line in their businesses or representing us exclusively. Sales to customers from such agencies represented 56% of our global revenue in 2025 and 59% in 2024.

Outside of the United States, our sales organization consisted of a network of more than 80 independent stocking distributors, over 40 independent sales agencies and several direct sales representatives. We sell our products in over 75 countries outside of the United States, including the largest markets in the European Union, Latin America and the Middle East, as well as South Africa, Australia and Japan. We believe our distributors are well regarded by pediatric orthopedic surgeons in their respective markets. To support our international distribution organization, we have hired a number of regional market managers, whose product and clinical expertise deepens our relationships with both surgeons and our distributors. In the near term, we expect to selectively expand the number of international markets we serve, as well as to deepen our penetration of important existing markets such as Brazil and Germany. In 2024, we hired a European operations director to continue our growth in the European market, and we opened warehouses in Germany and Australia. In 2025, we opened a warehouse in the Netherlands. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market.

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

We are committed to advancing pediatric orthopedic care by supporting clinical education. We support local, regional and national educational courses, intensive hands-on training programs and product-based workshops that enable surgeons to practice surgical procedures using our products. In 2025, we conducted numerous training workshops focused on fellows and surgeons early in their careers. We are also a major sponsor of CME courses in pediatric spine and pediatric orthopedics. Annually, we sponsor the largest industry meetings, including the International Children's Spine Symposium, Pediatric Orthopedic Surgical Techniques Course, Akron Pediatric Orthopedic Residents Review Course and the PediOrthoWest resident review program. We have a growing commitment to the clinical research performed by surgeons. This commitment ranges from providing our products for clinical outcome studies to providing advanced research grants.

Cumulatively, we are one of the largest financial contributors to pediatric orthopedic surgical societies that conduct pediatric clinical education and research: the Pediatric Orthopaedic Society of North America, the International Pediatric Orthopaedic Symposium, the European Pediatric Orthopaedic Society and the American Academy for Cerebral Palsy and Developmental Medicine. Additionally, we are a sponsor of the two major spine deformity organizations, the Scoliosis Research Society and the International Meeting on Advanced Spine Techniques. We are also the founding and leading sponsor of the Pediatric Research in Sports Medicine Society and have significantly increased our sponsorship of the Baltimore Limb Deformity Course. In addition to these organizations, we support several pediatric orthopedic fellowships. Our support of these organizations and fellowships demonstrates our commitment to the clinical training and research they sponsor. We believe this support enhances our reputation as the category leader in pediatric orthopedics.

Additionally, during 2023, 2024 and 2025, we funded The Armstrong Children's Orthopedic Alliance (ACOA) ("Foundation") as a 501(c)(3) public charity. The Foundation channels OrthoPediatrics' clinical education funding together with contributions from the general public to support non-commercial education programs and clinical research.

Manufacturing and Suppliers

Our products are primarily manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. MD Ortho's specialized clubfoot bracing products are manufactured on-site in our Iowa facility and our Boston O&P facility manufactures numerous braces, including our Boston Brace 3D®, our DF2 brace and our cranial helmets. C-Pro Direct Ltd., our recently acquired entity in the UK, also manufactures many of their own products. Our internal manufacturing, as well as our third-party manufacturers, meet FDA and other country-specific quality standards, supported by our internal specifications and procedures. We believe these manufacturing relationships allow us to work with suppliers who have well-developed specialized competencies, minimize our capital investment, control costs and shorten cycle times, all of which we believe allow us to compete with larger volume manufacturers of orthopedic implants. We work closely with our suppliers with a goal of ensuring our inventory needs are met while maintaining high quality and reliability.

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

Intellectual Property

Our success depends upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We own numerous issued patents and pending patent applications that relate to our technology. As of December 31, 2025, we owned 85 issued U.S. patents and 222 issued foreign patents and we had 44 pending U.S. patent applications and 44 foreign patent applications. As of December 31, 2025, 18 of our U.S. issued patents have pending continuation or divisional applications in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued U.S. patents expire between 2026 and 2044, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2025, we owned 40 U.S. trademark registrations and 12 pending U.S. trademark applications, as well as 100 registrations in other jurisdictions worldwide.

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

Human Capital and Community Support

We believe that maintaining a sufficient number of skilled employees in all departments of our Company is a key focus of our human capital. We employ a number of strategies to best enable us to attract, retain, and engage our employees. As of December 31, 2025, we employed 602 full-time employees, 43 of whom were engaged in research and development and 109 of whom were engaged in sales and marketing. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be good.

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

510(k) Marketing Clearance Pathway

Our Class II products are subject to 510(k) clearance under the FDCA. To obtain 510(k) clearance, we must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device). The FDA’s 510(k) review process usually takes from three to six months. The FDA may require additional information following their review.

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

We received our MDR certification on December 10, 2025.

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

In order to comply with the regulations and continue selling medical devices in the UK following the transition period, the Company appointed a UK Responsible Person and registered the medical devices with the UK's Medicines and Healthcare product Regulatory Agency, or MHRA. A conformity assessment was completed by a UK Approved Body, or UKAB. The UKAB audited and examined each product’s technical dossiers and the manufacturers’ quality system. Satisfied that the relevant product conforms to the relevant essential requirements, the UKAB issued a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer has applied the UKCA Mark to the device, which allows the device to be placed on the market throughout the UK. Ongoing, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

The United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports. On April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, along with additional country-specific tariffs for select trading partners. Several countries have indicated retaliatory actions or plans for such actions. On April 9, 2025, the United States implemented a 90-day pause on the country‑specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Tariffs and potential retaliation could significantly increase the cost of our products and reduce demand. On July 9, 2025, the United States announced plans to impose a 50% tariff on imports from Brazil, which became effective on August 6, 2025. On July 28, 2025, the United States and the European Union announced a trade agreement establishing a 15% tariff on most EU‑originating goods.

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

The potential impacts of recent political, trade, and regulatory developments on business operations are difficult to determine and manage. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our financial condition, results of operations, and cash flows. Other actions which have not yet been announced create uncertainty and are difficult to predict and or manage.

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred operating losses in all fiscal years since inception. We had operating losses of $39.2 million, $35.0 million and $26.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. As a result of ongoing losses, as of December 31, 2025, we had an accumulated deficit of $275.2 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. The operating losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Based on our current business plan, we believe our current cash and cash receipts from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

On August 5, 2024, we entered into a $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Term Loan Agreement, (ii) Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and a delayed draw term loan facility of an additional $25 million, withdrawn in June 2025.

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

As of December 31, 2025, we had federal, state and foreign net operating loss carryforwards, or NOLs, of $172.2 million, $103.7 million and $37.8 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. All deferred tax assets were fully offset by a valuation allowance, except for Canada, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances. Under federal income tax law, federal net operating losses incurred in years beginning after December 31, 2017, may be carried forward indefinitely; but the deductibility of such federal net operating losses is limited to 80% of taxable income. Each state and foreign jurisdiction has its own net operating loss carryforward and carryback rules with varying conformity to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on May 30, 2014, resulting in a limitation of approximately $1.1 million per year being imposed on the use of our pre-change NOLs of approximately $45.2 million. A second ownership change occurred on December 11, 2018. The estimated annual limitation is $9.7 million, which is increased by $22.4 million over the first five years as a result of an unrealized built in gain. It is possible that we have experienced other ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. We review our two reporting units for potential goodwill impairment along with each of our indefinite-lived intangible assets in the fourth quarter of each year as part of our annual impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. During 2025, 2024 and 2023, we recorded an impairment charge of $6.6 million, $1.8 million, and $1.0 million, respectively, related to certain goodwill and other intangible assets. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.

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

We began selling our products in the United States in 2008 and internationally in 2011. In 2017, we began to supplement our use of independent stocking distributors with direct sales programs in the United Kingdom, Ireland, Australia and New Zealand. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets, we work through sales agencies that are paid a commission. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023, we hired operating and sales representatives in Germany as salaried employees to better serve our customers. In 2024, we hired a VP of Asia-Pacific (APAC) sales to expand our sales in Australia and other Asia Pacific countries. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market. As of December 31, 2025, our international sales organization consisted of a network of more than 80 independent stocking distributors, over 40 independent sales agencies and several direct sales representatives. We sell our products in over 75 countries outside of the United States.

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

While we have no history of warranty claims, have no warranty reserves and had no warranty expense for the years ended December 31, 2025, 2024 or 2023, we bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Related to Administrative, Organizational and Commercial Operations, and Growth

We may be unable to manage our anticipated growth effectively, which could make it difficult to execute our business strategy.

We have been growing rapidly as a commercial company. For example, our revenue grew from $204.7 million for the year ended December 31, 2024 to $236.3 million for the year ended December 31, 2025. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality of or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Our success depends on the skills, experience and performance of the members of our executive management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. We do not maintain key man life insurance with any of our employees. We have employment agreements with each of the members of our senior management; however, the existence of these employment agreements does not guarantee our retention of these employees for any period of time.

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

We market and sell our products in over 75 countries outside of the United States. For the years ended December 31, 2025, 2024 and 2023, approximately 21%, 21% and 25% of our revenue was attributable to our international customers, respectively. These customers are generally allowed to return products, and some are thinly capitalized. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

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

Furthermore, the global business community has increased its political and social awareness regarding climate change. The United States has entered into international agreements in an attempt to reduce global temperatures. Additionally, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose initiatives to combat climate change. We recognize that these initiatives may require additional costs in order to comply with new regulatory requirements, either directly imposed on us, our selling organizations, or our suppliers.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. We do not have redundant systems at this time. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades, which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions as a result of the current implementation of our information technology systems, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows. We have implemented, and continue to evaluate and deploy, artificial intelligence-based information technology systems in certain aspects of our operations. The use of such systems presents risks, including data security, privacy, regulatory compliance, and the potential for system errors or misuse, which could adversely affect our business, financial condition, or results of operations.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) clearance process, the FDA initiated an evaluation, and in

January 2011, announced several proposed actions intended to reform the 510(k) clearance process. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Another example is that the FDA on February 2, 2026 officially made effective the Quality Management System Regulation (QMSR). This amends 21 CFR Part 820 by incorporating ISO 13485:2016 by reference, replacing the previous Quality System Regulation (QSR).

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

The Medical Devices Regulation ("MDR") entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to December 31, 2027. The MDR imposes significant additional reporting requirements on manufacturers of all medical devices. It imposes an obligation on manufacturers to appoint a "qualified person" responsible for regulatory compliance, and provides for more strict clinical evidence requirements. We received our MDR certification on December 10, 2025. We will continue to add products to the MDR certificate to support identified product sales in the EEA. In addition to increased financial burden of complying with the MDR, failure to obtain ongoing additions to the MDR certificate and/or MDR quality management system certification could prevent us from placing additional devices on the EU market and/or result in expiration of the existing MDD certificate which could result in our inability to sell any products that are currently on the EU market until the MDR certificate is obtained.

In order to sell our products in the UK (England, Wales and Scotland) our products must comply with the requirements of the UK Medical Device Regulations that went into effect in 2025. Compliance with these requirements is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in the UK. To demonstrate compliance with the essential requirements we completed a conformity assessment process, which varies according to the type of medical device and its classification. The conformity assessment process requires the intervention of an organization accredited by an Approved Body under UK Medical Device Regulations, or Approved Body. Depending on the relevant conformity assessment procedure, the Approved Body audits and examines the technical file and the quality system for the manufacture, design and final inspection of our devices. The Approved Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the UKCA Mark to its medical devices after having prepared and signed a related UK Declaration of Conformity. We have completed this process and been issued a certificate of conformity from the Approved Body. Ongoing, the manufacturer must comply with the UKCA requirements to maintain the certificate of conformity and must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

Our third-party manufacturers or our own specialty brace manufacturing in Iowa, Boston, and the UK may be found to be non-compliant with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable QSR requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of our products; total or partial suspension of production or distribution;

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

The Medical Devices Regulation, or MDR, entered into force in May 2017 and, due to the COVID-19 pandemic, was postponed from its original application date of May 2020 to May 2021. The application date refers to the time by which the MDR goes into effect. On January 6, 2023, the European Commission sent a proposal to the European Parliament for extending the application date to December 31, 2027 for the Class III and IIb implantable devices. The proposal also seeks to extend the application date to December 31, 2028 for select Class IIb, Class IIa and Class I devices. On February 16, 2023, the European Parliament approved, in part, the extension of the application date for Class III and IIb implantable devices to December 31, 2027, and December 31, 2028 for select Class IIb, Class IIa and Class I devices. Any products not yet CE-marked or products with significant changes that require additional notified review are subject to the MDR as of May 2021, including the requirement of obtaining QSR certification under the MDR. The MDR among other things, imposes additional reporting requirements on manufacturers of high risk medical devices, imposes an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provides for more strict clinical evidence requirements.

Effective January 31, 2020, the United Kingdom withdrew from the EU. New regulations specific to the UK went into effect beginning January 1, 2021 with a transitional period through June 30, 2025. Devices sold in Northern Ireland will be required to keep the CE Marking after the transition period ends.

In order to comply with the regulations and continue selling medical devices in the UK following the transition period, the Company appointed a UK Responsible Person and registered the medical devices with the UK's Medicines and Healthcare product Regulatory Agency, or MHRA. A conformity assessment was completed by a UK Approved Body, or UKAB. The UKAB audited and examined each product’s technical dossiers and the manufacturers’ quality system. Satisfied that the relevant product conforms to the relevant essential requirements, the UKAB issued a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer has applied the UKCA Mark to the device, which allows the device to be placed on the market throughout the UK. Ongoing, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2026 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 27, 2020, the CARES Act was signed into law, which, among other things, includes a program for providers to receive accelerated or advanced Medicare payments.

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

The activities of our third-party manufacturers and our specialty brace manufacturing in Iowa, Boston and the UK may involve the controlled storage, use and disposal of hazardous materials. Our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials, but we do reserve funds to address these claims at both the federal and state levels. Although we believe the safety procedures of our manufacturers for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines, which could be substantial.

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

In the United States, our products are primarily sold by several direct sales representatives as well as a network of nearly over 30 independent sales agencies. We may not be successful in maintaining strong relationships with our independent sales agencies. In addition, our independent sales agencies are not required to sell our products on an exclusive basis and also are not required to sell any minimum quantity of our products. The failure of our network of independent sales agencies to generate U.S. sales of our products and promote our brand effectively would impair our business and results of operations.

We also sell our products in international markets, primarily through a network of more than 80 independent stocking distributors, over 40 independent sales agencies and several direct sales representatives. We sell our products in over 75 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent stocking distributors and we may again experience such issues in the future.

Our ability to market, distribute, and sell our products through our network of distributors and agencies was adversely affected as a result of precautionary responses to the COVID-19 pandemic, including travel restrictions, suspension and shutdown orders and other measures intended to limit person-to-person contact. We also face other significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. We cannot control the efforts and resources our third-party sales agencies and distributors will devote to marketing our products. Our sales agencies and stocking distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing and selling efforts that enable the products to develop, achieve or sustain market acceptance in their respective jurisdictions. Additionally, in some international jurisdictions, we rely on our distributors to manage the regulatory process, while complying with all applicable rules and regulations, and we are dependent on their ability to do so effectively. If we are unable to attract additional international distributors, our international revenue may not grow.

If any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors have historically accounted for a material portion of our sales volume. Sales through two of our independent sales agencies in the United States accounted for 10.7% and 9.0%, respectively, of our global revenue in 2025. Sales through two of our independent sales agencies in the United States accounted for 9.8% and 8.8%, respectively, of our global revenue in 2024. Sales through two of our independent sales agencies in the United States accounted for 10.8% and 10.7%, respectively, of our global revenue in 2023. If any such agency or distributor were to cease to sell and market our products, our sales could be adversely affected. In addition, if a dispute arises with a sales agency or distributor or if a sales agency or distributor is terminated by us or goes out of business, it may take time to locate an alternative sales agency or distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated agent or distributor could be harmed. Any of our sales agencies or distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If an independent sales agency or distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

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

We rely on a small number of third-party contract manufacturers in the United States to assemble the majority of our products. If any of these contract manufacturers fails to adequately perform, our revenue and profitability could be adversely affected. Inadequate performance could include, among other things, the production of products that do not meet our quality standards, which could cause us to seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any termination of our relationships with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise suffer impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. This could disrupt our ability to fulfill orders during a transition and impact our ability to utilize our current supply chain. In addition, we currently use Structure Medical, LLC, a Squadron-affiliated entity, as a supplier for some of the components of our products.

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

We own numerous issued patents and pending patent applications that relate to our platform technology. As of December 31, 2025, we owned 85 issued U.S. patents and 222 issued foreign patents and we had 44 pending U.S. patent applications and 44 pending foreign patent applications. Assuming all required fees continue to be paid, issued U.S. patents owned by us will expire between 2026 and 2044.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we had a total of 25,093,792 outstanding shares of common stock, all of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144 under the Securities Act, subject to the conditions of Rule 144 including volume limitations. In addition, holders of an aggregate of approximately 7,373,067 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 32.6% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, pursuant to an agreement with the Company, Squadron has the right to designate up to four nominees for election to our board of directors, depending on the percentage of capital stock beneficially owned by Squadron. Currently, three members of our board are Squadron designees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

To combat the ever-present cyber risks, the Company maintains a comprehensive cybersecurity program, which includes ongoing employee training, annual risk assessments and a comprehensive cybersecurity environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. We operate in the medical device sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems and partner with a third-party hosted provider. Our cybersecurity program is aligned with industry standards, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards. We have implemented, and continue to evaluate and deploy, artificial intelligence–based information technology systems in certain aspects of our operations. The use of such systems presents risks, including data security, privacy, regulatory compliance, and the potential for system errors or misuse, which could adversely affect our business, financial condition, or results of operations.

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

ITEM 2. PROPERTIES

We own and occupy approximately 42,000 square feet of office space in Warsaw, Indiana, following expansions of our existing warehouse facilities in 2018 and again in 2021. As a part of its acquisition of MD Ortho, in April 2022, the Company owns over 20,000 square feet of manufacturing and office space in Iowa, which it currently operates and occupies. We also lease approximately 9,000 square feet of warehouse and office space in Canada associated with the Pega acquisition in July 2022. Following our acquisition of Boston Brace in 2024, we own and lease approximately 85,000 square feet of office and manufacturing space in Boston and around the United States and lease approximately 10,000 of clinic space throughout the United States and one clinic in Ireland. We also lease approximately 5,000 square fee of manufacturing and office space in the UK to support our bracing products. In addition, the Company maintains an office in each of Israel, Brazil, and the UK; warehouses in Germany, the Netherlands, Brazil, and Australia and several flex office spaces in Europe, which allow us access to office space when needed. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

HOLDERS OF RECORD

At the close of business on February 28, 2026, the number of shares outstanding was 25,278,787. There were 602 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 2025	—	$—	—	$5,000,000
November 2025	—	—	—	5,000,000
December 2025	—	—	—	5,000,000
Total	—	$—	—	$5,000,000

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

RECENT SALES OF UNREGISTERED SECURITIES

On November 25, 2025, the Company issued 14,594 shares of its common stock, $0.00025 par value per share, in connection with the purchase of all the issued and outstanding share capital of a local distributor in Brazil. The shares were valued at $19.09, representing the closing share price per share on the date of issuance. The issuance of common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 3 - Business Combinations and Asset Acquisitions for further details regarding this acquisition.

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
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
OrthoPediatrics Corp.
NASDAQ Composite Index
Russell 2000 Index
S&P Healthcare Equipment Select Industry Index

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends

	2020	2021	2022	2023	2024	2025
OrthoPediatrics Corp.	$100	$127	$85	$69	$49	$38
NASDAQ Composite Index	100	174	113	167	216	260
Russell 2000 Index	100	135	106	122	134	150
S&P Healthcare Equipment Select Industry Index	100	139	103	100	104	103

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

This section discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024 compared to December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 5, 2025.

Overview

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine/other product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and specialized braces to meet the needs of pediatric surgeons or orthotists and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market. We estimate that the portion of this market that we currently serve represents a $6.2 billion opportunity globally, including over $2.8 billion in the United States.

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate over 45 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market 87 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine/other. We rely on a broad network of third parties to manufacture the components of our products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of several direct sales representatives as well as over 30 independent sales agencies employing approximately 232 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States from our bracing products is sold directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 75 countries through independent stocking distributors and sales agencies. Our independent stocking distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In these markets we work through sales agencies that are paid commissions. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany as salaried employees to better serve our customers, and in 2024 we opened warehouses in Germany and Australia. In 2025, we opened a warehouse in the Netherlands. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market. These arrangements have generated an increase in revenue and gross margin. For the years ended December 31, 2025, 2024 and 2023, international sales accounted for approximately 21%, 21% and 25% of our revenue, respectively.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, and expanding our product offering as well as our O&P clinic network.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of over 1,291,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2025, 2024, 2023, and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of certain trademark assets were less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and impairment losses of $4.2 million, $1.8 million, $1.0 million and $3.6 million were recorded in 2025, 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

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
Cost of Revenue and Gross Profit

Our cost of revenue consists primarily of products purchased from third-party suppliers, inbound freight, excess and obsolete inventory adjustments, royalties, material, labor and overhead related to the manufacturing of our braces. Our implants and instruments are manufactured to our specifications by third-party suppliers. We purchase the raw materials to make our specialized bracing products in our own facilities in Iowa, the UK, and Boston. The majority of our implants and instruments are produced in the United States. We recognize cost of revenue for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as inventory in our balance sheet. The costs of instruments are typically capitalized and not included in cost of revenue unless sold as a set to our international stocking distributors or directly to hospitals. We recognize the cost of revenue on our braces sold to other O&P clinics not owned by us when they are shipped and the cost of our O&P clinic services when the customized brace has been fitted and accepted by the patient. We expect our cost of revenue to increase in absolute dollars due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation, benefits and other related costs for personnel employed in our executive management, administration, finance, legal, quality and regulatory, product management, warehousing, information technology and human resources departments, including stock-based compensation for these personnel, as well as facility costs and clinic operating costs. We include insurance expenses in general and administrative expenses, as well as costs related to the maintenance and protection of our intellectual property portfolio. Our general and administrative expenses also include the depreciation of our capitalized instrument sets, which represented $9.3 million, $8.4 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business, increased set deployment, and additional O&P clinics. We expect the growth rate of our general and administrative expenses will be lower than the growth rate of our revenue.

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

Other (Income) Expense

Our other income (expense) primarily consists of (i) fair value adjustments of contingent consideration associated with our ApiFix acquisition, (ii) accreted interest expense related to the acquisition installment payables, (iii) interest costs associated with our debt obligations, and (iv) loss on early debt extinguishment.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

(in thousands, except percentages)	2025	2024	Increase (Decrease)	% Increase (Decrease)
Net revenue	$236,348	$204,727	$31,621	15%
Cost of revenue	63,687	56,129	7,558	13%
Sales and marketing expenses	72,726	64,296	8,430	13%
General and administrative expenses	119,832	102,789	17,043	17%
Intangible asset impairment	4,638	1,836	2,802	153%
Restructuring expense	5,601	3,653	1,948	53%
Research and development expenses	9,102	11,034	(1,932)	(18)%
Other expenses (income), net	(50)	6,919	(6,969)	101%
Provision for income taxes (benefit)	460	(4,107)	(4,567)	(111)%
Net loss	$(39,648)	$(37,822)	$1,826	5%

Revenue

The following tables set forth our revenue by geography and product category for the years ended December 31, 2025 and 2024:

	Revenue by Geography
	Year Ended December 31,
(in thousands, except percentages)	2025	% of revenue	2024	% of revenue
U.S.	$186,403	79%	$161,163	79%
International	49,945	21%	43,564	21%
Total	$236,348	100%	$204,727	100%

	Revenue by Product Category
	Year Ended December 31,
(in thousands, except percentages)	2025	% of revenue	2024	% of revenue
Trauma and deformity	$166,301	70%	$145,126	71%
Scoliosis	66,047	28%	55,153	27%
Sports medicine/other	4,000	2%	4,448	2%
Total	$236,348	100%	$204,727	100%

Net revenue increased $31.6 million, or 15%, from $204.7 million for the year ended December 31, 2024 to $236.3 million for the year ended December 31, 2025. The increase was primarily driven by strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing, as well as recent acquisitions.

Trauma and deformity revenue, which includes the impact from acquired businesses, increased $21.2 million, or 15%, primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems. Scoliosis revenue increased $10.9 million, or 20%, primarily driven by increased sales of our RESPONSE 5.5/6.0 and 7D Technology. Sports medicine / other decreased $0.4 million, or 10%. Nearly all the change in each category was due to a change in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue was $63.7 million and $56.1 million for the years ended December 31, 2025 and 2024, respectively. Gross margin was 73% for the year ended December 31, 2025 and 73% for the year ended December 31, 2024.

Sales and Marketing Expenses

Sales and marketing expenses increased $8.4 million, or 13%, from $64.3 million for the year ended December 31, 2024 to $72.7 million for the year ended December 31, 2025. The increase was due primarily to increased sales commission expenses due to an overall increase in volume of units sold. Sales and marketing expenses for the year ended December 31, 2025 were approximately 31% of revenue compared to 31% for 2024.

General and Administrative Expenses

General and administrative expenses increased $17.0 million, or 17%, from $102.8 million for the year ended December 31, 2024 to $119.8 million for the year ended December 31, 2025. The increase was due primarily to acquisitions. Stock-based compensation increased $2.1 million due to an increase in personnel. Depreciation and amortization expenses increased $1.4 million, or 7%, from $18.5 million for the year ended December 31, 2024 to $19.9 million for the year ended December 31, 2025. The increase was primarily due to higher set deployments and increased amortization associated with acquisitions.

Intangible Asset Impairment

During 2025, management completed a quantitative analysis as part of our annual impairment test, and determined the fair value of our ApiFix, MedTech, Orthex and Telos trademark assets were below their respective carrying values. Additionally, in connection with our decision to exit our Telos regulatory consulting business, we wrote off the remaining carrying value of its customer relationship intangible asset. We recorded an impairment charge of $4.6 million and $1.8 million during the years ended December 31, 2025 and 2024, respectively. See Note 5 - Goodwill and Intangible Assets for further details.

Research and Development Expenses

Research and development expenses decreased $1.9 million, or 18%, from $11.0 million for the year ended December 31, 2024 to $9.1 million for the year ended December 31, 2025. The decrease was primarily due to the timing of product development.

Restructuring Expense

The 2024 Restructuring Plan aims to improve operational efficiency, reduce costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and additional staff reduction across all of OrthoPediatrics Corp. In 2025, the Company made the decision to restructure Telos by dissolving the local operation and continuing staff reductions across the Company. The Company recorded restructuring expenses of $5.6 million for the year ended December 31, 2025, which included the write-off of goodwill associated with the Telos business of $1.9 million, compared to $3.7 million for the year ended December 31, 2024. The expense for the year ended December 31, 2024 comprised of the reduction of our Israeli physical site, reducing the ApiFix portfolio inventory, reserving for excess inventory, and certain employee termination benefits. The increase in expense for the year ended December 31, 2025, was primarily due to the restructuring of Telos.

Total Other Expenses (Income)

Total other expense decreased $7.0 million year over year, with other income of $0.1 million for the year ended December 31, 2025 compared to other expense of $6.9 million for the year ended December 31, 2024. This change was primarily due to large swings in monthly currency rates compared to prior years, resulting in a large foreign currency gain in 2025. Additional interest expense of $3.4 million, net related to our indebtedness was offset by the fact that the Company recorded a loss on the early extinguishment of the MidCap Credit Agreement in the third quarter 2024 of $3.2 million, and additional interest expense of $6.0 million, net related to our indebtedness.

Income Tax Expense (Benefit)

Income tax expense (benefit) had a change of $4.6 million, with income tax expense of $0.5 million for the year ended December 31, 2025, compared to income tax benefit of $4.1 million for the year ended December 31, 2024. The year-over-year change was largely driven by the remeasurement of the valuation allowance in 2024 subsequent to recording the deferred tax liability as a result of the purchase accounting from the Boston O&P acquisition, resulting in a large income tax benefit.

Liquidity and Capital Resources

We have incurred operating losses since inception and negative cash flows from operating activities of $4.9 million, $27.0 million and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $275.2 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $21.6 million and short-term investments of $41.3 million for a total of $62.9 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,851)	$(27,048)
Net cash used in investing activities	(43,629)	(13,162)
Net cash provided by financing activities	23,975	53,135
Effect of exchange rate changes on cash	348	(175)
Net (decrease) increase in cash and restricted cash	$(24,157)	$12,750

Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million and $27.0 million for the years ended December 31, 2025 and 2024, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital and changes in other operating assets and liabilities was $10.8 million and $22.9 million for the years ended December 31, 2025 and 2024, respectively. During 2025, the primary uses of cash used in operating activities was driven by inventory purchases of $8.5 million to support sales growth as well as an increase in accounts receivable of $9.4 million. These uses of cash were partially offset by cash inflows from accounts payable of $8.2 million. During 2024, we increased inventory by $13.2 million as we deployed additional inventory and accounts receivable increased by $4.7 million. We had a net loss of $39.6 million for the year ended December 31, 2025, compared to a net loss of $37.8 million for the year ended December 31, 2024.

Cash Used in Investing Activities

Net cash used in investing activities was $43.6 million and $13.2 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities in 2025 was primarily related to the purchase of short-term investments of $15.0 million and cash paid for acquisitions of $15.5 million. We also invested $11.1 million in property and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Net cash used in 2024 was primarily related to the purchase of short-term marketable securities of $25.0 million and the acquisition of Boston O&P of $20.2 million, which was partially offset by the sale of short-term marketable securities of $49.9 million. We also invested $14.3 million in property and equipment, primarily instrument sets which were consigned in the United States and select international markets.

Cash Provided By Financing Activities

Net cash provided by financing activities was $24.0 million and $53.1 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities in 2025 consisted of $25.0 million from the proceeds of the Credit Agreement with Braidwell. Net cash provided by financing activities for 2024 consisted of $73.5 million from the proceeds of the Credit Agreement with Braidwell and sale of our Convertible

Notes, offset by $12.2 million of cash used to repay our term loan and revolving facility with MidCap, $3.4 million of debt issuance costs, $2.3 million related to the ApiFix fourth and final anniversary payment, and $1.3 million related to the MedTech first year anniversary payment.

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

•Acquisition installment payables, net of current portion - See Note 3 - Business Combinations and Asset Acquisitions in Item 8 for further detail regarding our obligations and timing of expected future payments.

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

Revenue Recognition

In the United States and in sixteen international markets, we primarily sell our implants, and to a much lesser extent our instruments, through third-party independent sales agencies to medical facilities and hospitals. For such sales, revenue and associated cost of revenue is recognized when a product is used in a procedure. In a few cases, hospitals purchase our products for their own inventory, and such revenue and associated cost of revenue is recognized when control of the product transfers to the customer, typically upon shipment. Approximately 68% and 70% of our global revenues in 2025 and 2024, respectively, is from the usage and sale of consigned inventory. Sales of our bracing products are sold to stocking distributors, hospitals, orthotists and other medical professionals or directly to end customers. Revenue is recognized for braces generally when title passes upon shipment. Our O&P clinics recognize revenue when our custom manufactured braces or other products are fitted to and accepted by patients. Revenue from these O&P clinics is primarily derived from contracts with third party payors. At, or subsequent to delivery, an invoice is issued to the third-party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, and private or patient pay individuals. Revenue is recognized for the amounts expected to be received from payors based on contractual reimbursement rates, which are net of estimated contractual discounts and other implicit price concessions. These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances, which are considered as part of the transaction price and recorded as a reduction of revenues.

Outside of the United States, we sell our products directly to hospitals through independent sales agencies or to independent stocking distributors. Generally, the distributors are allowed to return products. Based on a history of reliable collections, we have concluded that a contract exists and revenue should be recognized when we transfer control of our products to the customer, generally when title passes upon shipment. Additionally, based on our history of immaterial returns from international customers, we have historically estimated no reserve for returns.

Inventory Valuation

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. As of December 31, 2025 and 2024, inventory held on consignment at sales agencies, distributors, or other customers was $96.8 million and $95.4 million, or approximately 65% and 75% of gross inventory, respectively.

We evaluate the carrying value of our inventory in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the products. Most of our inventory is non-sterile, metallic implants and instruments that do not have an expiration date or shelf life.

We classify our implant and bracing inventory as a current asset and the related deployed instrument inventory is classified within Property and Equipment, Net. Instruments are reusable hand-held devices, specifically designed for use with our implants, and are used by surgeons during surgery. Instruments are typically not sold and are routinely used longer than one year. The implant and bracing inventory is classified as a current asset because it is expected to be sold, consumed, or converted into cash within a year or within the normal operating cycle of the business. Each inventory set contains multiple sizes of implants, most of which do not expire. The usage of the majority of the surgical implants falls within a normal standard deviation, however to meet patient needs, the surgeon requires access to all implant sizes within each set because they may not know what implant sizes are needed until in surgery. The need to stock sufficient amounts of inventory in various sizes results in higher inventory levels which can and does lead to longer inventory turns. The outlier implant sizes not routinely used in surgery will remain in the set until required for a surgery which could be several months after consignment, extending inventory turns. Before inventory sets are consigned and used in surgery, the Company acquires the necessary set components which are initially recorded as inventory. When all implants are received and the entire set is complete, the set is deployed into the distribution channel as consigned inventory for surgical use in new or existing children’s hospitals within a distributor’s geographical territory. Since all implants are necessary before a set can be placed on consignment, there is additional lead time required between product procurement, receipt, and deployment into the channel, which typically takes several months. In addition, the Company’s surgical implant business has historically experienced aggressive growth, typically in excess of 20% annually, which has also contributed to increased inventory levels to meet current and future customer demand.

The need to maintain substantial levels of inventory impacts our estimates for excess and obsolete inventory. Each of our systems are designed to include implantable products that come in different sizes and shapes to accommodate the surgeon’s needs. Typically, a small number of the set components are used in each surgical procedure. Certain components within each set may become excess before other components based on the usage patterns. We adjust inventory values to reflect these usage patterns and life cycle. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and the product life cycle. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. As of December 31, 2025 and 2024, our excess and obsolete inventory reserve was $7.7 million and $9.6 million, respectively.

In addition, we continue to introduce new products and acquire new companies or technologies, which we believe will increase our revenue and also increases our on-hand inventory. As a result, we may be required to take additional charges for excess and obsolete inventory in the future.

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value. In 2025, we performed a quantitative analysis of our two reporting units. Fair value was determined using a combination of the income approach (discounted cash flows) and the market approach, which are weighted based on the relevance and availability of observable inputs for each of the reporting units. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The discounted cash flow model uses projections based on management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The market approach considered valuation multiples of comparable publicly traded companies and recent market transactions.

For all reporting units tested, the estimated fair value exceeded the carrying value, and no impairment was recorded.

We have indefinite lived trademark assets that are reviewed annually for impairment by performing a quantitative analysis, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. Calculating net discounted cash flows requires us to make significant estimates and assumptions related to forecasts of future revenues and discount rates. Changes in these assumptions could have a significant impact on the fair value of trademarks. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized an income approach, or discounted cash flow model. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2025, 2024, 2023 and 2022, we completed a quantitative analysis whereby we determined the fair value of certain trademark assets were below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected, and the decision by management to exit our Telos regulatory consulting business. We recorded impairment charges of $4.2 million, $1.8 million, $1.0 million, and $3.6 million for the years ended December 31, 2025, 2024, 2023, and 2022, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value. Following the impairment, the newly calculated fair value becomes the new accounting basis and carrying value of the trademark.

As of August 1, 2025, the date of our last impairment review, the fair value of two of our trademarks exceeded their respective carrying values by less than 10%, excluding those trademarks that were partially or fully impaired that are described above. As of December 31, 2025, the carrying value of these two trademarks was $6.0 million.

Net Operating Losses

As of December 31, 2025, we had federal, state and foreign tax net operating loss carryforwards, or NOLs, of approximately $172.2 million, $103.7 million and $37.8 million, respectively, which begin to expire, if not utilized, beginning in 2028. All deferred tax assets were fully offset by a valuation allowance, with the exception of certain deferred tax liabilities in Canada in 2024 and 2025, and Canada and Israel in 2023, and no income tax benefit has been recognized in continuing operations related to the NOLs which have valuation allowances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and short term investment balances as of December 31, 2025 and 2024 are related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2025, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. As of December 31, 2025, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to short term investments were immaterial during all periods presented.

Our long-term debt as of December 31, 2025 is related to the Company's term loan and Convertible Notes with Braidwell. As of December 31, 2025, we had outstanding borrowings under our Term Loan Agreement of $50.0 million. A hypothetical interest rate change of 1% on our term loan would have changed interest expense for the year ended December 31, 2025 by $0.3 million or by $0.5 million if the amount funded under our Term Loan Agreement had been outstanding for a full calendar year.

Foreign Currency

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Pound Sterling, the Euro, Australian Dollar, Canadian Dollar and Israeli Shekel, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We do not currently hedge our exposure to foreign currency exchange rate fluctuations, but we may choose to do so in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by an immaterial amount for the years ended December 31, 2025, 2024 and 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of OrthoPediatrics Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OrthoPediatrics Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other Intangible Assets – Trademarks – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

As described in Notes 2 and 5 of the consolidated financial statements, the Company records trademarks within their consolidated balance of Other Intangible Assets. We identified the specific trademarks related to Pega Medical, MD Ortho, Orthex, and ApiFix, which are components of the Other Intangible Assets consolidated balance, as our critical audit matter. Impairment testing of the trademarks is performed on an annual basis, and more frequently if events and circumstances indicated that the asset might be impaired. The fair values of the trademarks are based on a relief from royalty method, and impairment charges were recorded during 2025 related to the Orthex and ApiFix trademarks, which are components of the total impairment charge of $4,228,000 recorded during 2025. This approach requires significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

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
March 4, 2026

We have served as the Company's auditor since 2015.

ORTHOPEDIATRICS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash	$19,556	$43,820
Restricted cash	2,064	1,957
Short-term investments	41,295	25,013
Accounts receivable - trade, net of allowances of $1,501 and $1,145, respectively	53,838	42,357
Inventories, net	133,790	117,005
Prepaid expenses and other current assets	5,876	7,021
Total current assets	256,419	237,173
Property and equipment, net	49,555	50,596
Other assets:
Amortizable intangible assets, net	64,802	64,427
Goodwill	109,269	93,844
Other intangible assets	12,909	16,752
Other non-current assets	15,676	10,417
Total other assets	202,656	185,440
Total assets	$508,630	$473,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$18,786	$8,908
Accrued compensation and benefits	13,693	13,888
Current portion of long-term debt with affiliate	170	160
Current portion of acquisition installment payable	2,194	1,347
Other current liabilities	11,354	9,659
Total current liabilities	46,197	33,962
Long-term liabilities:
Long-term term loan	48,189	23,957
Long-term convertible note	48,486	47,913
Long-term debt with affiliate, net of current portion	283	451
Other long-term debt, net of current portion	2,862	635
Acquisition installment payable, net of current portion	2,898	2,452
Deferred income taxes	3,582	3,381
Other long-term liabilities	9,537	5,892
Total long-term liabilities	115,837	84,681
Total liabilities	162,034	118,643
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 25,093,792 shares and 24,217,508 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	622,325	600,897
Accumulated deficit	(275,212)	(235,564)
Accumulated other comprehensive loss	(523)	(10,773)
Total stockholders' equity	346,596	354,566
Total liabilities and stockholders' equity	$508,630	$473,209
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2025	2024	2023

Net revenue	$236,348	$204,727	$148,732
Cost of revenue	63,687	56,129	37,479
Gross profit	172,661	148,598	111,253
Operating expenses:
Sales and marketing	72,726	64,296	52,824
General and administrative	119,832	102,789	73,300
Intangible asset impairment	4,638	1,836	985
Restructuring	5,601	3,653	—
Research and development	9,102	11,034	10,895
Total operating expenses	211,899	183,608	138,004
Operating loss	(39,238)	(35,010)	(26,751)
Other expenses (income):
Interest expense (income), net	5,996	2,621	(198)
Loss on early extinguishment of debt	—	3,230	—
Fair value adjustment of contingent consideration	—	—	(2,980)
Other (income) expense	(6,046)	1,068	(2,261)
Total other (income) expenses, net	(50)	6,919	(5,439)
Net loss before income taxes	(39,188)	(41,929)	(21,312)
Income tax expense (benefit)	460	(4,107)	(338)
Net loss	$(39,648)	$(37,822)	$(20,974)
Weighted average shares outstanding
Basic	23,459,425	23,077,704	22,675,477
Diluted	23,459,425	23,077,704	22,675,477
Net loss per share
Basic	$(1.69)	$(1.64)	$(0.92)
Diluted	$(1.69)	$(1.64)	$(0.92)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(39,648)	$(37,822)	$(20,974)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,988	(5,090)	(1,631)
Unrealized gain (loss) on short term investments	230	(276)	68
Adjustment for realized gains	32	119	1,437
Other comprehensive income (loss), net of tax	10,250	(5,247)	(126)
Comprehensive loss	$(29,398)	$(43,069)	$(21,100)

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Value
Balance at January 1, 2023	22,877,962	$6	$560,810	$(176,768)	$(5,400)	$378,648
Net income	—	—	—	(20,974)	—	(20,974)
Restricted stock	304,889	—	10,526	—	—	10,526
Stock option exercise	670	—	21	—	—	21
Consideration for MedTech and Rhino acquisitions	54,884	—	2,752	—	—	2,752
Stock portion of ApiFix anniversary installment payment	140,003	—	6,178	—	—	6,178
Other comprehensive loss	—	—	—	—	(126)	(126)
Balance at December 31, 2023	23,378,408	$6	$580,287	$(197,742)	$(5,526)	$377,025
Net loss	—	—	—	(37,822)	—	(37,822)
Restricted stock	589,000	—	13,548	—	—	13,548
Consideration for MedTech and Rhino acquisitions	4,288	—	133	—	—	133
Stock portion of ApiFix anniversary installment payment	245,812	—	6,929	—	—	6,929
Other comprehensive loss	—	—	—	—	(5,247)	(5,247)
Balance at December 31, 2024	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
Net loss	—	—	—	(39,648)	—	(39,648)
Restricted stock	786,795	—	17,396	—	—	17,396
Issuance of common stock	64,065	—	1,494	—	—	1,494
Stock portion of the MedTech anniversary installment	10,830	—	226	—	—	226
Consideration for distributor acquisition	14,594	—	250	—	—	250
Capital contribution associated with reclassification of MedTech liability to equity	—	—	2,062	—	—	2,062
Other comprehensive income	—	—	—	—	10,250	10,250
Balance at December 31, 2025	25,093,792	$6	$622,325	$(275,212)	$(523)	$346,596
See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net loss	$(39,648)	$(37,822)	$(20,974)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill and other intangible asset impairments	6,512	1,836	985
Depreciation and amortization	21,119	19,080	17,385
Loss on early extinguishment of debt	—	3,230	—
Stock-based compensation	17,778	13,548	10,526
Fair value adjustment of contingent consideration	—	—	(2,980)
Accretion of acquisition installment payable	89	661	1,372
Deferred income taxes	(153)	(4,736)	(1,163)
Non-cash other	244	90	—
Changes in certain operating assets and liabilities, net of acquisitions:
Accounts receivable - trade	(9,366)	(4,749)	(9,724)
Inventories	(8,469)	(13,197)	(26,279)
Prepaid expenses and other current assets	414	(1,561)	94
Accounts payable - trade	8,167	(4,280)	1,491
Accrued expenses and other liabilities	1,248	537	6,852
Other	(2,786)	315	(4,631)
Net cash used in operating activities	(4,851)	(27,048)	(27,046)
INVESTING ACTIVITIES
Acquisition of Boston O&P, net of cash acquired	—	(20,225)	—
Other acquisitions, including clinics, net of cash acquired	(15,502)	(2,882)	—
Acquisition of MedTech, net of cash acquired	—	—	(3,097)
Acquisition of Rhino assets	—	—	(546)
Sale of short-term marketable securities	—	49,855	112,904
Purchase of short-term marketable securities	(15,000)	(25,000)	(48,600)
Investment in private companies and purchases of licenses	(2,017)	(647)	(2,106)
Purchases of property and equipment	(11,110)	(14,263)	(16,878)
Net cash (used in) provided by investing activities	(43,629)	(13,162)	41,677
FINANCING ACTIVITIES
Proceeds from issuance of debt	25,000	73,533	9,424
Payment of debt issuance costs	—	(3,407)	—
Proceeds from exercise of stock options	—	—	21
Installment payment for ApiFix	—	(2,250)	(2,000)
Installment payment for MedTech	—	(1,250)	—
Payments on mortgage notes	(158)	(152)	(144)
Payments on clinic acquisition notes	(867)	(1,108)	—
Payment on debt	—	(12,231)	—
Net cash provided by financing activities	23,975	53,135	7,301
Effect of exchange rate changes on cash	348	(175)	633
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(24,157)	12,750	22,565
Cash and restricted cash, beginning of period	45,777	33,027	10,462
Cash and restricted cash, end of period	$21,620	$45,777	$33,027

	2025	2024	2023
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$6,516	$2,752	$42
Transfer of instruments between property and equipment and inventory	$279	$420	$57
Issuance of common shares for ApiFix installment	$—	$6,929	$6,178
Issuance of common shares to acquire MedTech	$—	$—	$2,274
Issuance of common shares for MedTech installment	$226	$133	$—
Issuance of common shares in connection with Boston O&P acquisition	$233	$—	$—
Issuance of common shares to acquire Rhino assets	$—	$—	$478
Issuance of common shares to settle an obligation with a vendor	$1,261	$—	$—
Issuance of common shares to acquire distributor	$250	$—	$—
Capital contribution associated with reclassification of MedTech liability to equity	$2,062	$—	$—
Debt issuance costs not yet paid	$—	$—	$127

See notes to consolidated financial statements.

ORTHOPEDIATRICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024 and for the three years in the period ended
December 31, 2025
(dollars in thousands, except per share information or as otherwise stated)

NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO™ Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System, Mitchell Ponseti®, VerteGlideTM, and Boston Brace 3D® specialized bracing products to various hospitals and medical facilities throughout the United States and various international markets. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are typically manufactured in-house. We also operate multiple O&P clinics delivering leading pediatric non-surgical O&P treatment.

We are the only global medical device company focused exclusively on providing a comprehensive trauma and deformity correction, scoliosis and sports medicine/other product offering to the pediatric orthopedic market in order to improve the lives of children with orthopedic conditions. We design, develop and commercialize innovative orthopedic implants, instruments and braces as well as provide O&P clinic services to meet the specialized needs of pediatric surgeons and their patients, who we believe have been largely neglected by the orthopedic industry. We currently serve three of the largest categories in this market.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of OrthoPediatrics Corp. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $275,212 and $235,564 as of December 31, 2025 and 2024, respectively.

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

Beginning in early 2017 and continuing through 2025, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The countries we serve under the agency model include the United Kingdom, Ireland, Australia, New Zealand, Canada, Belgium, the Netherlands, Poland, Italy, Israel, Germany, Switzerland, and Austria. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany and Australia, respectively, to better serve our customers. In 2024, we hired a European operations director to continue our growth in the European market, and we opened warehouses in Germany and Australia. In 2025, we opened a warehouse in the Netherlands. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market. The financial statements of our foreign subsidiaries are accounted for in local functional currencies and have been translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Foreign currency translation adjustments have been recorded as a separate component of the consolidated statements of comprehensive loss.

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

The Company's financial instruments include cash, restricted cash, cash equivalents, short-term investments, accounts receivable, accounts payable, acquisition installment payables, contingent consideration and long-term debt. The carrying amounts of accounts receivable, accounts payable, acquisition installment payables and long-term debt approximate the fair value due to the short-term nature or market rates of these instruments. The company bases the fair value of short-term investments on quoted market prices for identical or comparable assets except for investments classified as asset backed securities or certificates of deposit which we identify as Level 2. These securities are predominately priced by third parties, either a pricing vendor or dealer. When a quoted price in an active market for an identical security is not available these third parties will utilize an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model that calculates values from observable inputs such as quoted interest rates, yield curves and other observable market information. Contingent consideration represents conditional amounts that the Company is either required to pay, or receive, in connection with certain acquisitions. The fair value of the contingent consideration payment is considered a level 3 fair value measurement and was determined with the assistance of an independent valuation specialist at the original issuance date and as of the balance sheet date. See Note 6 for further discussion of financial instruments that carried a fair value on a recurring and nonrecurring basis.

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
Beginning in early 2017 and continuing through 2025, we expanded operations and established legal entities outside the United States, permitting us to sell under an agency model direct to local hospitals internationally. The products are generally consigned to our independent sales agencies, and revenue is recognized when the products are used by or shipped to the hospital for surgeries on a case by case basis. On rare occasions, hospitals purchase products for their own inventory, and revenue is recognized when title passes upon shipment.

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

The Company invests in available-for-sale short term investments. The Company has the ability, if necessary, to liquidate without penalty any of its short term investments to meet its liquidity needs in the next twelve months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying consolidated balance sheets. The Company includes unrealized gains or losses, as a component of other comprehensive income in stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, the Company evaluates whether any impairment is a result of a credit loss or other factors. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, significance of a security's loss position, adverse conditions specifically related to the security, and the payment structure of the security. There were no such losses recognized in the accompanying consolidated statements of operations. Additionally, the Company recognizes any previously unrealized gain or loss at the time the Company liquidates any of its investments based on the value at the time of liquidation. In 2025, 2024, and 2023, the Company recognized gains of $32, $119, and $1,437, respectively, that were previously unrealized.

Restricted Cash

In conjunction with the sale of Vilex, $1,250 was placed into a separate escrow account. This cash is reported as restricted cash on the December 31, 2025 and 2024 consolidated balance sheets. These funds were to remain restricted until August 31, 2021 at which time, they were to be released to the Company subject to no claims related to the purchase; however, due to the pending IMED Surgical litigation, the cash remains reported as restricted until the conclusion of the legal matter. See Note 17 - Commitments and Contingencies for further detail. The Company also maintains restricted cash of EUR 625 at its Netherlands entity for potential Italian tenders.

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

The following table summarizes activity in our reserves recorded against accounts receivable:

	December 31,
	2025	2024	2023
Balance at beginning of year	$1,145	$1,373	$1,056
Adjustments charged to expense	278	101	499
Write-offs & other adjustments	(202)	(1,132)	(182)
Carrying amount as a result of acquisitions	280	803	—
Balance at end of year	$1,501	$1,145	$1,373

Inventories, net

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out method.

The implant and bracing inventory is classified as a current asset because it is expected to be sold, consumed, or converted into cash within a year or within the normal operating cycle of the business. We adjust inventory values to reflect usage patterns and life cycle. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and the product life cycle. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. As of December 31, 2025 and 2024, our excess and obsolete inventory reserve was $7.7 million and $9.6 million, respectively.

Charges for excess and obsolete inventory are included in cost of revenue and were insignificant for the year ended December 31, 2025, and $914 and $995 for the years ended December 31, 2024 and 2023, respectively. We also incurred an additional charge during 2024 of $1,756 for excess and obsolete inventory in connection with our 2024 Restructuring Plan that is included within restructuring expense in the consolidated statement of operations. See Note 4 - Restructuring for additional information.

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

Amortizable Intangible Assets, net

Amortizable intangible assets primarily relate to customer relationships, capitalized software, patents and licenses, and non-competition agreements related to our acquisitions. Amortization is calculated on a straight-line basis over the estimated useful life of the asset. Amortization for patents and licenses commences at the time of patent approval, and for licenses upon market launch, respectively. Amortization for assets acquired commences upon acquisition. Intangible assets are amortized over a 3 to 20 year period.

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. Due to management's decision to exit its Telos regulatory consulting business in 2025, it was determined to fully write-off any remaining customer relationship intangible asset. We recorded an impairment charge of $0.4 million for the year ended December 31, 2025 within intangible asset impairment expense in the consolidated statement of operations. No impairment charges for amortizable intangible assets were recorded in 2024 or 2023.

Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangible assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill is tested at the reporting unit level as defined in the Glossary to ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined the reporting units to be surgical implants and the bracing reporting units established with the acquisition of MD Ortho, Boston O&P and O&P clinics. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value. Management made the decision to exit its Telos regulatory consulting business, in the third quarter of 2025, resulting in a write-off of its entire goodwill balance. This goodwill impairment charge was recorded within restructuring expense in the consolidated statement of operations.

The Company tests goodwill for impairment annually in the fourth quarter by either performing a qualitative evaluation or a quantitative test. The quantitative assessment for goodwill requires us to estimate the fair value of our two reporting units using either an income or market approach or a combination thereof. The goodwill is considered to be impaired if we determine that the carrying value of either of our reporting units exceeds its respective fair value. In 2025, we performed a quantitative analysis of our two reporting units. Fair value was determined using a combination of the income approach (discounted cash flows) and the market approach, which are weighted based on the relevance and availability of observable inputs for each reporting units. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The discounted cash flow model uses projections based on management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The market approach considered valuation multiples of comparable publicly traded companies and recent market transactions.

For all reporting units tested as part of our annual assessment, the estimated fair value exceeded the carrying value, and no impairment was recorded.

We have indefinite-lived trademark assets that are reviewed for impairment by performing a quantitative analysis, which occurs annually in the third quarter, utilizing balances as of August 1, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net discounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The calculation of the fair value of the trademark assets involves Level 3 fair value measurements. To estimate the fair value of the trademark asset and associated impairment, we utilized the relief-from-royalty method, which is a form of the income approach. This approach requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate.

During 2025, 2024, and 2023, the Company completed a quantitative analysis whereby we determined the fair value of the ApiFix trademark asset to be below the carrying value. The primary reason for the impairment is the lower forecasted revenue of our ApiFix product than previously expected. Additional partial impairment charges were recorded in 2025 related to our MedTech and Orthex trademark assets, due to lower forecasted revenues, and a full impairment of the Telos tradename was recorded in connection with our decision to exit this business in 2025. We recorded impairment charges of $4,228, $1,836, and $985 for the years ended December 31, 2025, 2024, and 2023, respectively, to reduce the carrying amount of the intangible assets to their estimated fair values.

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

Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities unless the fair value option is elected. The Company has investments of $3,629, and

$2,180 as of December 31, 2025 and 2024, respectively, which are recorded within other non-current assets on its consolidated balance sheet.

Acquisition Payable and Contingent Consideration

Upon the completion of an acquisition the Company may record an acquisition installment payable, contingent consideration or both. Both are recorded at their fair values as determined by management with the assistance of an independent valuation specialist at the original issuance date and are adjusted on a recurring basis. Accretion of interest expense attributable to the acquisition installment payable are recorded as a component of interest expense (income), net. Changes in the fair value of the contingent consideration are included in fair value adjustments of contingent consideration. Both are included as a component of other expenses (income) on the consolidated statements of operations. The amount of expense recorded was $89, $661 and $1,372 for the years ended December 31, 2025, 2024 and 2023, respectively, related to the accretion of the acquisition installment payable. Adjustments in the fair value of the contingent consideration payment were recognized as income of $0, $0 and $2,980 for the years ended December 31, 2025, 2024 and 2023, respectively. Following the fourth year anniversary of our acquisition of ApiFix in April 2024, the sales performance period associated with our ApiFix system sales milestone ended, and no additional amounts were owed to the sellers.

Shipping and Handling Costs

Shipping and handling costs that are billed to the customer are included in net revenue and were $1,537, $1,385 and $1,244, for the years ended December 31, 2025, 2024 and 2023, respectively. Shipping and handling costs that are not billed to the customer are included in sales and marketing expenses and were $7,519, $6,827 and $5,655, for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Revenue

Cost of revenue consists primarily of products purchased from third-party suppliers, excess and obsolete inventory adjustments, inbound freight, royalties, material, labor and overhead related to the manufacturing of our braces. Our implants and instruments are manufactured to our specifications by third-party suppliers who meet our manufacturer qualifications standards. We purchase the raw materials to make our specialized bracing products in our facilities in Wayland, IA, Edenbridge, UK, and Boston, MA. Our manufacturing sites as well as our third-party manufacturers are required to meet Food and Drug Administration (the “FDA”), International Organization for Standardization and other country-specific quality standards. The majority of our implants, instruments, and braces are produced in the United States.

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

Advertising Costs

Advertising costs consist primarily of print advertising, trade shows, and other related expenses. Advertising costs are expensed as incurred and are recorded as a component of sales and marketing expense. Advertising costs were $3,427, $2,395 and $2,409 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In 2024 we adopted the 2024 Incentive Award Plan (the "2024 Plan") which replaced the 2017 Plan. The 2024 Plan provides for grants of options and restricted stock to officers, employees, consultants or directors of the Company. The 2024 Plan has authorized 1,629,000 shares for award. As of December 31, 2025, the 2024 Plan had 526,707 shares available for issuance.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Income taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis. There was no material impact to the Company's financial statements as a result of adopting ASU 2023-09.

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

Under the terms of the stock purchase agreement, the Company paid to the shareholders of Boston O&P consideration of $21,535 in cash and $233 in common stock, after adjusting for closing net working capital, transaction expenses, and funded indebtedness. Additionally, certain employees and executives of Boston O&P also received awards of restricted stock of the Company which will vest in three years subject to continuous service. The Restricted Stock Award Agreements were to approximately 170 individuals for an aggregate of approximately 83,000 shares representing approximately $2,500 (based on a share price of $30.12, which was the average closing price during the four-month period ending on January 4, 2024) and were granted pursuant to the 2017 Plan. The restricted stock is not considered part of the purchase consideration.

The following table summarizes the total consideration paid for Boston O&P and the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of estimated total acquisition consideration	$21,737
Assets:
Cash	1,310
Accounts receivable - trade	2,749
Inventories	1,075
Prepaid expenses and other current assets	447
Property and equipment	6,259
Amortizable intangible assets	2,963
Other intangible assets	3,610
Other non-current assets	2,987
Total assets	21,400
Liabilities:
Accounts payable-trade	581
Other current liabilities	2,064
Long-term debt, including current portion	1,157
Deferred tax liability	2,617
Other non-current liabilities	1,803
Total liabilities	8,222
Less: total net assets	13,178
Goodwill	$8,559

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

In 2025, Boston O&P purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired was approximately $9,042, which comprised of cash of $6,796 and promissory notes in the original principal amount of $2,475, with a weighted average interest rate of 4.9% per annum. The sellers may also be entitled to an earnout of up to $1,475, if gross revenues exceed a threshold in the first year after closing. The sellers promissory notes may also be subject to adjustments if gross revenue targets are not achieved in the first year after the applicable closing. We allocated $2,268 to customer relationship intangible assets and $5,680 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

OP EU B.V.

In July 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, purchased all of the issued and outstanding share capital of orthotic and prosthetic device clinics located in Ireland. Total consideration was approximately EUR 1,473 which comprised of cash of EUR 1,200 and a promissory note in the original principal amount of EUR 390, with an interest rate of 4.0% per annum. The sellers promissory note may be subject to adjustments if net sales targets are not achieved. We allocated EUR 390 to customer relationship intangible assets and EUR 1,101 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

OrthoPediatrics EU Limited

In August 2025, OrthoPediatrics EU Limited, a wholly-owned UK based subsidiary of the Company, purchased all of the issued and outstanding share capital of a designer and manufacturer of clubfoot bracing located in the UK. Total consideration was approximately GBP 3,537, which was comprised of cash of GBP 2,506 and promissory notes in the original principal amount of GBP 1,100, with an interest rate of 5.0% per annum. We allocated GBP 695 to customer relationship intangible assets, GBP 766 to goodwill and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

Orthopediatrics do Brasil Ltda.

On November 25, 2025, Orthopediatrics do Brasil Ltda., a wholly-owned Brazil based subsidiary of the Company, purchased all of the issued and outstanding share capital of a local distributor. Total consideration was approximately BRL $41,552 which is comprised of BRL $23,128 of upfront cash, 14,594 shares of the Company's common stock representing approximately BRL $1,329, and approximately BRL $24,023 in anniversary payments, or approximately BRL $17,043 after giving effect to the time value of money. The total consideration transferred, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and customary adjustments. The Company is obligated to make anniversary payments of: (i) BRL $2,762 on the first anniversary of the closing date, and (ii) BRL $5,315 on each of the subsequent four anniversaries of the closing date. All anniversary payments are to be made in a combination of cash and shares of our common stock. As of December 31, 2025, we recorded a current portion of these future anniversary payments of USD $442 within current portion of acquisition installment payable, and USD $2,668 within acquisition installment payable, net of current portion on our consolidated balance sheet.

We allocated BRL $5,550 to customer relationship intangible assets, BRL $1,440 to non-compete agreements, BRL $6,312 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed, including inventories of BRL $30,530. The allocation of the purchase price is considered preliminary.

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

Medtech Concepts LLC

On May 1, 2023, the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC, a Delaware limited liability company (“MedTech”). MedTech has developed an early-stage, pre-commercial enabling technology platform designed to increase efficiency in the perioperative environment. The solution combines hardware, software, and data analytics to help streamline operative care and support better decision making in the operating room. In the future, the Company believes this enabling technology platform will provide valuable intraoperative resources for surgeons that will improve decision making, drive operating room efficiency, and ultimately improve healthcare for children. The Company also expects that the acquisition will further support future market share gains for its implant systems, similar to what the Company has experienced with the FIREFLY® Technology and the 7D Surgical FLASHTM Navigation platform. No revenue was recorded from this platform in 2023, 2024 or 2025.

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

During the year ended December 31, 2025, the Company paid the second anniversary payment by issuing 10,830 unregistered shares of our common stock approximating $226 to one of the sellers, which reduced the amount of the acquisition installment payable on our consolidated balance sheet. In addition, we issued 97,467 unregistered shares of our common stock, approximately $1,250 in value, of which 50% had previously been recognized as stock-based compensation expense in the post-combination consolidated financial statements, and the other 50% had been recorded within the acquisition installment payable on the consolidated balance sheet. We also recorded a capital contribution for $2,026 upon execution of the Amendment, which represented the present value of the fixed cash payments that would be paid at the third and fourth anniversary dates, and derecognized the related acquisition installment payable which had previously been recorded on our consolidated balance sheet. As of December 31, 2025, the Company has recorded a share-settled liability of $1,982 related to the Amendment, of which $1,752 is recorded as a current liability.

NOTE 4 - RESTRUCTURING

In the fourth quarter of 2024, we initiated a global restructuring plan (the "2024 Restructuring Plan"). The 2024 Restructuring Plan aims to improve operational efficiency, exit our physical site in Israel, and reduce costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and effect additional staff reduction across all of OrthoPediatrics Corp. In 2025, the Company made the decision to restructure Telos by dissolving the local operation and continuing staff reductions across the Company. In 2024, we recognized expenses of $3,653 related to reducing the ApiFix portfolio inventory, reserving for excess inventory, and employee termination benefits. In 2025, we recognized expenses of $5,601 related to the restructuring of Telos and continuing staff reductions as part of the 2024 Restructuring Plan, which includes $1,431 of non-cash stock-based compensation expense.

The Company's restructuring expenses are comprised of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Severance and employee costs	$3,490	$1,196
Goodwill write-off	1,874	1,771
Other exit costs	237	686
	$5,601	$3,653

The following table summarizes the changes in our accrued restructuring balance, which is included in either accrued expenses and other current liabilities or other long-term liabilities in the accompanying consolidated balance sheets. Such costs are all expected to be paid by December 31, 2027.

Accrued Restructuring Balance
Balance at December 31, 2023	$—
Restructuring charges	1,306
Payments	(234)
Balance at December 31, 2024	$1,072
Restructuring charges	$1,605
Payments	(1,869)
Balance at December 31, 2025	$808

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill at January 1, 2025	$93,844
Clinic and other acquisitions	9,156
Boston O&P measurement period adjustment	233
Goodwill impairment	(1,874)
Foreign currency translation impact	7,910
Goodwill at December 31, 2025	$109,269

Management made the decision to exit its regulatory consulting business, performed by Telos in the third quarter of 2025, resulting in a write-off of its entire goodwill balance. This goodwill impairment charge was recorded within restructuring expenses in the consolidated statements of operations.

Intangible Assets

As of December 31, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.3 years	$49,939	$(18,854)	$31,085
Intellectual Property and Capitalized Software	7.1 years	16,056	(5,642)	10,414
Customer Relationships & Other	9.7 years	26,278	(6,107)	20,171
License agreements	2.5 years	10,453	(7,321)	3,132
Total amortizable assets		$102,726	$(37,924)	$64,802

As of December 31, 2024, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	10.2 years	$45,064	$(13,984)	$31,080
Intellectual Property and Capitalized Software	8.2 years	16,027	(4,065)	11,962
Customer Relationships & Other	11.5 years	21,850	(4,783)	17,067
License agreements	2.7 years	10,710	(6,392)	4,318
Total amortizable assets		$93,651	$(29,224)	$64,427

We recorded a full impairment of our Telos customer relationship intangible asset of $410, which is recorded within intangible asset impairment expense in the consolidated statements of operations. Amortization expense was $8,165, $7,812 and $7,149 for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expenses are expected as follows:

Year Ending December 31:
2026	$8,582
2027	7,995
2028	7,164
2029	6,938
2030	6,758
Thereafter	27,365
Total	$64,802

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market. Anticipated market launches are expected to occur through 2026 for products for which we previously obtained licensing rights.

Trademarks are recorded as indefinite-lived intangible assets in the amounts of $12,909 and $16,752 as of December 31, 2025 and 2024, respectively. In 2022, we acquired trademarks associated with MD Ortho and Pega Medical for approximately $2,410 and $3,878, respectively. In 2023, we acquired trademarks associated with MedTech and Rhino for approximately $520 and $140, respectively. In 2024, we acquired trademarks associated with Boston O&P for approximately $3,610. Trademarks are recorded in other intangible assets on the consolidated balance sheets.

During 2025, 2024, and 2023, we completed a quantitative analysis whereby we determined the fair value of certain of our trademark assets was below the carrying value. We recorded impairment charges of $4,228, $1,836 and $985 for the years ended December 31, 2025, 2024 and 2023, respectively, to reduce the carrying amount of the intangible asset to its estimated fair value.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term Investments
Corporate Bonds	$—	$17,852	$—	$17,852
Treasury Bonds	$16,956	$—	$—	$16,956
Asset-Backed Securities	$—	$6,058	$—	$6,058
Exchange Trade Mutual Funds	$429	$—	$—	$429
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Short term Investments
Corporate Bonds	$10,598	$—	$—	$10,598
Treasury Bonds	$9,274	$—	$—	$9,274
Asset-Backed Securities	$4,889	$—	$—	$4,889
Exchange Trade Mutual Funds	$252	$—	$—	$252

The Company's level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short term investments which are comprised of exchange traded mutual funds and marketable securities with a maturity date greater than 3 months.

The Company's level 2 assets pertain to corporate bonds and asset-backed securities. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments resulted in income of $0, $0 and $2,980 for the years ended December 31, 2025, 2024 and 2023, respectively. There was no contingent consideration recorded on the consolidated balance sheet as of December 31, 2025 and 2024.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Land	$2,350	$2,350
Building and building improvements	11,168	11,318
Computer equipment and software	6,458	5,029
Office and other equipment	7,056	6,377
Instruments	68,698	60,878
Sample inventory	3,419	3,419
Construction in progress	8,271	7,342
	107,420	96,713
Less: accumulated depreciation	(57,865)	(46,117)
Total property and equipment, net	$49,555	$50,596

Depreciation expense is primarily included in general and administrative expenses and was $12,022, $10,948 and $10,236 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 8 – ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31,
	2025	2024
Accrued compensation and related costs	$5,281	$6,368
Accrued commissions	8,412	7,520
Total accrued compensation and benefits	$13,693	$13,888

NOTE 9 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2025	2024
Term loan and final payment	$51,000	$25,500
Convertible note	50,000	50,000
Mortgage payable to affiliate	453	611
Acquisition promissory notes	4,557	1,372
Total debt	106,010	77,483
Less: debt discount and issuance costs	4,326	3,630
Less: current maturities	1,866	897
Long-term debt, net of current maturities	$99,818	$72,956

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

Loans borrowed pursuant to the Term Loan Agreement (the “Term Loans”) bear interest at a rate per annum equal to SOFR Interest Rate (as defined in the Term Loan Agreement and with a floor of 3.25%) plus 6.50%. The Company has the option to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate. The Term Loans do not amortize and will be interest-only until the August 5, 2029 maturity date, at which time all unpaid principal and accrued and unpaid interest, fees and expenses due under the Term Loan Agreement will become due and payable. The Company paid certain upfront fees and agency fees in connection with the Term Loan Agreement.

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

Braidwell Convertible Note

In addition to the Term Loans, on August 5, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Braidwell Transaction Holdings LLC – Series 10 (the “Purchaser”), whereby the Purchaser agreed to purchase $50,000 in aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due February 15, 2030 (the “Convertible Notes”) for an aggregate purchase price of $49,500. The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of August 12, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The Convertible Notes represent the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes; and (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.

The Convertible Notes accrue interest at a rate of 4.75% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on November 15, 2024. The Convertible Notes will mature on February 15, 2030, unless earlier repurchased, redeemed, or converted. Before November 15, 2029, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events, including, but not limited to, the Company’s common stock trading above 130% of the conversion price for a specified period, the Convertible Notes per $1 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 24.4021 shares of common stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $40.98 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 21, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the Convertible Notes are Freely Tradable (as defined in the Indenture) and any accrued and unpaid additional interest pursuant to the Convertible Notes has been paid as of the redemption date, and (ii) the last reported sale price per share of the Company’s common stock exceeds 140% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease, or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its obligation to convert a note in accordance with the Indenture upon the exercise of the conversion right with respect thereto, if not cured within two business days after its occurrence; (v) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $25,000; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $25,000 where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (viii) certain events of bankruptcy, insolvency, and reorganization involving the Company or any of the Company’s significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Convertible Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Convertible Notes.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. The mortgage is secured by the related real estate and building. As of December 31, 2025 and 2024, the mortgage balance was $453 and $611, respectively, of which current principal due of $170 and $160, respectively, was included in current portion of long-term debt.

Interest expense relating to notes payable to Squadron and mortgage note payable with Tawani was $27, $35 and $42 for the years ended December 31, 2025, 2024 and 2023, respectively.

Acquisition Promissory Notes

As of result of multiple acquisitions in 2025 and 2024, as part of the consideration transferred, the Company is contracted to pay promissory notes to the previous owners. As of December 31, 2025, we had $4,557 remaining in present value, of which $1,696 is classified as short-term on the consolidated balance sheet. The payments are paid in installments with interest rates ranging from 4.0% to 5.0% per annum.

At December 31, 2025, the aggregate future principal payments on our debt arrangements, including the Final Payment, are as follows:

Year Ending December 31:
2026	1,852
2027	2,975
2028	140
2029	51,034
2030	50,009
Thereafter	—
Total	$106,010

NOTE 10 - INCOME TAXES

Total income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 was allocated as follows:

	2025	2024	2023
Total income tax expense (benefit)	$460	$(4,107)	$(338)

For the years ended December 31, 2025, 2024 and 2023 loss before taxes of the Company consists of the following:

	2025	2024	2023
Domestic	$(37,060)	$(27,327)	$(12,582)
Foreign	(2,128)	(14,602)	(8,730)
Total	$(39,188)	$(41,929)	$(21,312)

The components of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Current:
Federal	$—	$—	$—
State	116	104	85
Foreign	497	525	740
	613	629	825

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(153)	(2,107)	(1,163)
Decrease in valuation allowance	—	(2,629)	—
Total income tax expense (benefit)	$460	$(4,107)	$(338)

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(8,258)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	$92	(0.2)%
Foreign Tax Effects
Canada
Current non-cash Tax Adjustments	$593	(1.5)%
Other	$(94)	0.2%
Israel	$1,277	(3.3)%
Other Foreign Jurisdictions	$(293)	0.7%
Tax Credits
Foreign Tax Credits	$426	(1.1)%
Changes in Valuation Allowance	$8,170	(20.8)%
Nontaxable or Nondeductible Items
Excess tax benefits from stock plans	$1,069	(2.7)%
Elimination	$(657)	1.7%
Other	$190	(0.5)%
Other Adjustments
Unborn foreign tax deduction	$(1,895)	4.8%
Other	$(160)	0.4%
Effective Tax Rate	$460	(1.2)%

(a) State taxes in Massachusetts, New York, New York City and Texas made up the majority of the tax effect in this category.

	December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	1.8%	1.2%
Effect of foreign rates different from statutory	0.5%	0.2%
Change in state rate	0.4%	(0.3)%
Excess tax benefits from stock plans	(1.2)%	(0.2)%
Nondeductible/nontaxable or other items	9.3%	(3.3)%
Unborn foreign tax deduction	(1.7)%	(0.5)%
US benefit of foreign branches	8.0%	8.6%
Nondeductible executive compensation	(.1)%	(1.0)%
Change in valuation allowance	(28.2)%	(24.1)%
Income tax benefit	9.8%	1.6%

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

The deferred tax assets and liabilities consisted of the following at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Inventories, net	$3,562	$4,236
Stock-based compensation	6,482	4,996
Loss carryforwards	63,587	50,831
Credit carryforwards	176	176
Interest carryforward	1,181	534
Lease liabilities	3,012	2,103
Other	1,761	1360
Total deferred tax assets	79,761	64,236
Valuation allowance	(65,313)	(53,742)
Net deferred tax assets	14,448	10,494
Deferred tax liabilities:
Intangibles	(12,074)	(8,726)
Property and equipment	(2,929)	(2,933)
Right-of-use assets	(3,027)	(2,216)
Total deferred tax liabilities	(18,030)	(13,875)
Deferred tax liabilities, net	$(3,582)	$(3,381)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2025 and 2024, with the exception of certain deferred tax liabilities in Canada in 2025 and 2024. The Company has recorded tax expense during the year ended December 31, 2025, and tax benefit during the year ended December 31, 2024, for losses generated in certain foreign jurisdictions.

As of December 31, 2025, we had available federal, state and foreign tax loss carryforwards of $172,205, $103,707 and $37,770, respectively. We had available federal tax credits of $176. Net operating losses ("NOLs") generated prior to December 31, 2017 will begin to expire in 2028. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. An ownership change under Section 382 of the Internal Revenue Code was deemed to occur on May 30, 2014. Given the limitation calculation, we anticipate approximately $23,920 in losses generated prior to the ownership change date will be available to be utilized after applying the limitation. The estimated annual limitation is $1,062. A second ownership change under Section 382 was deemed to occur on December 11, 2018. The estimated annual limitation is $9,736, which is increased by $22,430 over the first five years as a result of an unrealized built in gain. NOLs sustained prior to May 30, 2014 will still be constricted by the lower limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result, a full valuation continues to be recorded against the Company's net deferred tax assets, with the exception of Canada.

We are subject to taxation in the United States, Indiana and various other state and international jurisdictions. As of December 31, 2025, all tax years from 2008 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be recorded as a component of income taxes.

At December 31, 2025, our foreign operations held cash totaling $4,368. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

Income Taxes Paid

	2025	2024	2023
Federal	$—	$—	$—
New York	29	—	43
Texas	40	—	28
Canada	57	513	223
Other Jurisdictions	45	79	27
Total Income Taxes Paid	$171	$592	$321

Listed jurisdictions represents those whose income taxes paid exceeds 5% of total income taxes paid, net of refunds.

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

Our stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2023	3,556	$30.97	1.3
Forfeited or expired	(2,886)	$30.97
Exercised	(670)	$30.97
Outstanding at December 31, 2023	—	$—	—
Outstanding at December 31, 2024	—	$—	—
Outstanding at December 31, 2025	—	$—	—

Options generally include a time-based vesting schedule permitting the options to vest ratably over three years. At December 31, 2025 and 2024, all options were fully vested.

There was no stock-based compensation expense on stock options for all periods presented.

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

	Restricted Stock Awards	Weighted-Average Remaining Contractual Terms (in Years)	Restricted Stock Units	Weighted-Average Remaining Contractual Terms (in Years)
Outstanding at January 1, 2023	403,324	1.4	10,080	2.5
Granted	311,689		4,005
Forfeited	(6,800)		(234)
Vested	(115,760)		—
Outstanding at December 31, 2023	592,453	1.6	13,851	1.7
Granted	560,252		7,900
Forfeited	(12,503)		(200)
Vested	(96,009)		—
Outstanding at December 31, 2024	1,044,193	1.5	21,551	1.2
Granted	704,691		10,500
Forfeited	(25,329)		(1,120)
Vested	(215,462)		(9,966)
Outstanding at December 31, 2025	1,508,093	1.4	20,965	1.4

At December 31, 2025, there was $19,114 of unrecognized compensation expense remaining related to our service-based restricted stock awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Stock-based compensation expense on restricted stock amounted to $17,778, $13,548 and $10,526 for the years ended December 31, 2025, 2024 and 2023, respectively, and is classified as follows:

	Year Ended December 31,
	2025	2024	2023
Sales and marketing	$2,189	$1,774	$1,422
General and administrative	12,650	10,502	8,405
Research and development	1,508	1,170	699
Restructuring	1,431	102	—
Total	$17,778	$13,548	$10,526

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Convertible Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Convertible Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of December 31, 2025. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 12 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025	2024	2023
Net loss	$(39,648)	$(37,822)	$(20,974)
Less: Earnings allocated to participating securities	—	—	—
Net loss available to common shareholders	$(39,648)	$(37,822)	$(20,974)

Denominator for basic and diluted net loss per share
Weighted average shares outstanding for basic	23,459,425	23,077,704	22,675,477
Weighted average shares outstanding for diluted	23,459,425	23,077,704	22,675,477

Loss per share:
Basic	$(1.69)	$(1.64)	$(0.92)
Diluted	$(1.69)	$(1.64)	$(0.92)

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

The following table shows the contingently issuable and convertible equity shares that were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Restricted stock	1,529,058	1,065,744	606,304
	1,529,058	1,065,744	606,304

The contingently issuable shares in the table above do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our recent acquisitions, or our convertible note. As of December 31, 2025, we are obligated to issue additional shares of our common stock to the sellers of certain acquisitions. See Note 3 - Business Combinations and Asset Acquisitions for additional information. We are obligated to issue additional shares of our common stock to Braidwell in the event that our Convertible Notes are converted into shares of common stock. See Note 9 - Debt and Credit Arrangements for additional information.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2025 or 2024.

Disaggregated revenue - product sales by source were as follows:

	Year Ended December 31,
Product sales by geographic location:	2025	2024	2023
U.S.	$186,403	$161,163	$111,010
International	49,945	43,564	37,722
Total	$236,348	$204,727	$148,732

	Year Ended December 31,
Product sales by category:	2025	2024	2023
Trauma and deformity	$166,301	$145,126	$106,781
Scoliosis	66,047	55,153	37,933
Sports medicine/other	4,000	4,448	4,018
Total	$236,348	$204,727	$148,732

No individual country with sales originating outside of the United States accounted for more than 10% of consolidated revenue for the years ended December 31, 2025, 2024 and 2023.

No individual country outside of the United States held long-lived assets in excess of 10% of consolidated long-lived assets as of December 31, 2025, 2024 or 2023.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to the mortgage with Squadron and its affiliate (refer to Note 9), we currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron and a supplier with which we maintain certain long-term agreements. Our aggregate payments to Structure Medical for inventory purchases were $1,931, $1,006 and $1,060 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

We have a defined-contribution plan, OrthoPediatrics 401(k) Retirement Plan (the “401(k) Plan”), which includes a cash or deferral (Section 401(k)) arrangement. The 401(k) Plan covers those employees who meet certain eligibility requirements and elect to participate. Employee contributions are limited to the annual amounts permitted under the Internal Revenue Code. The 401(k) Plan allows us to make a discretionary matching contribution. Discretionary matching contributions are determined annually by management. OrthoPediatrics Corp. matches up to 4% of our employees' salaries. Employees of MD Ortho and Boston O&P receive contribution matches up to 3% of their salary. For the years ended December 31, 2025, 2024 and 2023, the total 401(k) match resulted in expense of $1,383, $1,130 and $900, respectively.

NOTE 16 – LEASES

As of December 31, 2025, and 2024 we have recorded an operating lease liability of $11,992 and $7,781, respectively, and a corresponding right-of-use asset of $12,048 and $8,237, respectively, on our consolidated balance sheets. The increases during 2025 and 2024 are primarily the result of our Boston O&P acquisition and our subsequent O&P clinic acquisitions where office space is leased at or in close proximity to pediatric hospitals to better serve our patients.

Short-term lease costs were not material for the years ended December 31, 2025, 2024 or 2023. The components of lease expense and supplemental cash flow information were as follows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Operating lease cost	$4,104	$1,776	$263
Cash paid for amounts included in the measurement of lease liabilities	$3,175	$2,082	$305
Right-of-use assets obtained in exchange for new lease liabilities, including leases assumed through business combinations	$6,911	$8,957	$706

Supplemental balance sheet information related to our operating leases as of December 31, 2025 and 2024 includes:

	As of December 31,
	2025	2024
Right-of-use assets recognized in Other non-current assets	$12,048	$8,237
Lease liabilities recognized in Other current liabilities	3,053	2,120
Lease liabilities recognized in Other long-term liabilities	8,939	5,661
Weighted-average remaining lease term	4.5 years	4.5 years
Weighted-average discount rate	10.3%	11.2%

Our future minimum lease payments as of December 31, 2025 were:

For the Years Ended December 31,
2026	$4,082
2027	3,460
2028	2,715
2029	2,119
2030	1,203
Thereafter	1,529
Total	15,108
Less imputed interest	3,116
Total	$11,992

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. As of December 31, 2021 the remaining balance of the commitment was $1,900. For all subsequent years, the Company met the minimum purchase commitment. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of December 31, 2025, the Company has a minimum purchase commitment for approximately $1,092 for the year ending December 31, 2026.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company is required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This includes any scheduled surgeries whereby the Company has committed to payment of the product. The number of required surgeries varies each year of the agreement. During the years ended December 31, 2024 and 2023, the Company did not reach the minimum performance metrics. As such, the Company recorded $1,760 and $2,000 as a component of cost of revenue for the shortfall which occurred during 2024 and 2023, respectively. On May 15, 2025, the Company issued 55,143 unregistered shares of the Company's common stock to Mighty Oak to satisfy the obligation that existed for past unmet minimum performance metrics related to 2024. In 2025, the agreement was amended and extended through 2030. The amended agreement modified the minimum performance metrics to be based on a purchase requirement of $3,500 annually through 2030 instead of the number of spine procedures. The amended threshold of units purchased was met in 2025, so there was no shortfall recorded during 2025.

Royalties

As of December 31, 2025, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.5% to 20% of sales. Currently, we have no minimum royalty commitments.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of December 31, 2025, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 18 - SUBSEQUENT EVENT

On February 1, 2026, the Company and OrthoPediatrics EU Limited, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders (the “Sellers”) of London Orthotic Consultancy Consolidated Ltd (“LOC”), pursuant to which OrthoPediatrics EU Limited acquired all of the issued and outstanding shares of capital stock of LOC. LOC has two subsidiaries which were acquired as part of the transaction: (i) The London Orthotic Consultancy Limited; and (ii) L.O.C. Manufacturing Limited.

Under the terms of the Purchase Agreement, OrthoPediatrics EU Limited paid to the Sellers: (i) GBP 5,400 in cash, subject to customary adjustments related to working capital and indebtedness; (ii) GBP 600 pursuant to promissory notes with interest at the rate of 4.5 percent per annum, payable in full on the 1-year anniversary of the closing. The sellers may also be entitled to an earnout payment of up to GBP 1,700, if certain financial performance metrics of LOC and its subsidiaries exceeds a threshold in the first year after closing.

Pursuant to the Purchase Agreement, the Sellers and one employee of LOC will also receive awards of restricted stock of the Company which will each vest over a three-year period. Restricted stock awards having an aggregate award value of $235 will be granted on January 2, 2027, and restricted stock awards having an aggregate award value of $168 will be granted on January 2, 2028.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

There has been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2025.

ITEM 9B. OTHER INFORMATION

(a)     Information required to be disclosed in a report on Form 8-K.

None.

(b)     Insider Trading Arrangements.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	1,529,058	$—	526,707
Total	1,529,058	$—	526,707

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL INFORMATION

(a) 1.    The following financial statements of OrthoPediatrics Corp. are filed as part of this document under Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated balance sheets at December 31, 2025 and 2024
Consolidated statements of operations, years ended December 31, 2025, 2024 and 2023
Consolidated statements of comprehensive loss, years ended December 31, 2025, 2024 and 2023
Consolidated statements of stockholders' equity, years ended December 31, 2025, 2024 and 2023
Consolidated statements of cash flows, years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements

(a) 2.     Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.    Exhibits:

Exhibit No:	Ref	Description of Exhibits:
2.1
Share Purchase Agreement, dated April 1, 2020, by and among OrthoPediatrics Corp., ApiFix Ltd. (“ApiFix”), certain controlling shareholders of ApiFix, and the sellers’ representative named therein (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on April 1, 2020) (SEC File No. 001-38242) W

2.2
Agreement and Plan of Merger, dated April 1, 2022, by and among OrthoPediatrics Corp., OrthoPediatrics Iowa Holdco, Inc., Mitchell Designs, Inc. (“Designs”), and John Mitchell, the sole shareholder of Designs (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 4, 2022) (SEC File No. 001-38242) W

2.3
Sale and Purchase Agreement, dated June 13, 2022, among OrthoPediatrics Corp., OrthoPediatrics Canada ULC, and the shareholders of Pega Medical Inc. (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on June 14, 2022) (SEC File No. 001-38242) W

2.4
Membership Interest Purchase Agreement, dated May 1, 2023, by and among OrthoPediatrics Corp., Kevin Unger, DINZE LLC, and the sole member of DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed on January 8, 2024) (SEC File No. 001-38242). W

2.5
First Amendment to Membership Interest Purchase Agreement, dated May 9, 2025 by and among OrthoPediatrics Corp., Kevin Unger, and DINZE LLC (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on May 14, 2025) (SEC File No. 001-38242) w

2.6
Stock Purchase Agreement, dated January 5, 2024, by and among OrthoPediatrics Corp., Boston Brace International, Inc., GreatBanc Trust Company, solely in its capacity as trustee of the Boston Brace International, Inc. Employee Stock Ownership Trust, the Selling Equityholders (as defined therein), and Thomas Morrissey, solely in his capacity as Sellers’ Representative (Incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed on January 8, 2024) (SEC File No. 001-38242). W

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

10.2	*	OrthoPediatrics Corp. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of registrant's Form S-1 filed on June 16, 2016) (SEC File No. 333-212076)
10.3	*	OrthoPediatrics Corp. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 of registrant's Amendment No. 3 to Form S-1 filed on October 2, 2017) (SEC File No. 333-212076)
10.4	*	OrthoPediatrics Corp. 2024 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 28, 2024) (SEC File No. 001-38242)
10.5	*
OrthoPediatrics Corp. Non-Employee Director Compensation Policy, effective May 6, 2025 (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 8, 2025 (SEC File No. 001-38242).

10.6	*
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

10.11	*	Form of OrthoPediatrics Corp. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of registrant's Form 8-K filed on October 16, 2017) (SEC File No. 001-38242)
10.12
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

10.13
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th Day of March, 2026.

OrthoPediatrics Corp.

By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 4th Day of March, 2026.

/s/ David R. Bailey	/s/ Fred L. Hite
David R. Bailey Director, President and Chief Executive Officer (Principal Executive Officer)	Fred L. Hite Director, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

*	*
Mark C. Throdahl Director	Bryan W. Hughes Director

*	*
Kelly Fischer Director	David R. Pelizzon Director

*	*
Jimmy McDonald Director	Dr. George Dyer Director

*	*
Marie C. Infante Director	Samuel D. Riccitelli Director

*
Harold Ruf Director

* By Daniel J. Gerritzen as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors identified above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Daniel J. Gerritzen

Daniel J. Gerritzen
As Attorney-in-Fact
March 4, 2026