Form 10-Q
period 2026-03-31
ORTHOPEDIATRICS CORP
filed 2026-05-01
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2026, the registrant had 25,684,994 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

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

We cannot assure you that forward-looking statements will prove to be accurate, and you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied by the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this quarterly report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 4, 2026 and in other reports filed with the SEC that discuss the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$12,193	$19,556
Restricted cash	2,052	2,064
Short-term investments	36,616	41,295
Accounts receivable - trade, net of allowances of $1,615 and $1,145, respectively	54,430	53,838
Inventories, net	134,021	133,790
Prepaid expenses and other current assets	6,554	5,876
Total current assets	245,866	256,419

Property and equipment, net	48,554	49,555
Other assets:
Amortizable intangible assets, net	63,802	64,802
Goodwill	115,173	109,269
Other intangible assets	12,914	12,909
Other non-current assets	15,881	15,676
Total other assets	207,770	202,656

Total assets	$502,190	$508,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$19,701	$18,786
Accrued compensation and benefits	12,768	13,693
Current portion of long-term debt with affiliate	172	170
Current portion of acquisition installment payable	2,758	2,194
Other current liabilities	11,784	11,354
Total current liabilities	47,183	46,197
Long-term liabilities:
Long-term term loan	48,312	48,189
Long-term convertible note	48,644	48,486
Long-term debt with affiliate, net of current portion	240	283
Other long-term debt, net of current portion	3,191	2,862
Acquisition installment payable, net of current portion	2,961	2,898
Deferred income taxes	3,355	3,582
Other long-term liabilities	9,592	9,537
Total long-term liabilities	116,295	115,837

Total liabilities	163,478	162,034

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 25,604,900 shares and 25,093,792 shares issued as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	626,009	622,325
Accumulated deficit	(285,899)	(275,212)
Accumulated other comprehensive loss	(1,404)	(523)
Total stockholders' equity	338,712	346,596
Total liabilities and stockholders' equity	$502,190	$508,630

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$59,362	$52,411
Cost of revenue	15,972	14,149
Gross profit	43,390	38,262
Operating expenses:
Sales and marketing	18,470	16,572
General and administrative	31,024	30,280
Restructuring	—	40
Research and development	2,231	2,351
Total operating expenses	51,725	49,243

Operating loss	(8,335)	(10,981)
Other expense (income):
Interest expense, net	2,102	1,126
Other expense (income), net	421	(1,644)
Total other expense (income), net	2,523	(518)

Net loss before income taxes	$(10,858)	$(10,463)
Income tax (benefit) charge	(171)	196
Net loss	$(10,687)	$(10,659)
Weighted average shares outstanding
Basic and diluted	23,685,055	23,230,871
Net loss per share
Basic and diluted	$(0.45)	$(0.46)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(10,687)	$(10,659)
Other comprehensive loss:
Foreign currency translation adjustment	(770)	(929)
Unrealized (loss) gain on short-term investments	(195)	69
Adjustment for realized gains	84	7
Other comprehensive loss, net of tax	(881)	(853)
Comprehensive loss	$(11,568)	$(11,512)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	25,093,792	$6	$622,325	$(275,212)	$(523)	$346,596
Net loss	—	—	—	(10,687)	—	(10,687)
Other comprehensive loss	—	—	—	—	(881)	(881)
Restricted stock	496,378	—	3,427	—	—	3,427
Issuance of common stock	14,730	—	257	—	—	257
Balance at March 31, 2026	25,604,900	$6	$626,009	$(285,899)	$(1,404)	$338,712

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(10,687)	$(10,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,721	5,048
Stock-based compensation	3,982	3,859
Accretion of acquisition installment payable	72	62
Deferred income taxes	(314)	196
Non-cash other	50	139
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(183)	(1,497)
Inventories	139	(1,906)
Prepaid expenses and other current assets	(483)	(519)
Accounts payable - trade	704	5,207
Accrued expenses and other liabilities	(3,571)	(2,528)
Other	1,283	(1,558)
Net cash used in operating activities	(3,287)	(4,156)

INVESTING ACTIVITIES
Other acquisitions, including clinics, net of cash acquired	(6,777)	(220)
Sale of short-term marketable securities	5,000	—
Investment in private companies and purchases of licenses	(250)	(1,540)
Purchases of property and equipment	(1,760)	(4,227)
Net cash used in investing activities	(3,787)	(5,987)

FINANCING ACTIVITIES
Payments on mortgage notes	(41)	(39)
Payments on acquisition notes	(573)	(87)
Net cash used in financing activities	(614)	(126)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	313	(79)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,375)	(10,348)

Cash, cash equivalents and restricted cash, beginning of year	$21,620	$45,777
Cash, cash equivalents and restricted cash, end of period	$14,245	$35,429

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,869	$1,269
Transfer of instruments between property and equipment and inventory	$(126)	$(461)
Right-of-use assets obtained in exchange for lease liabilities	$793	$1,682
Issuance of common shares in connection with LOC acquisition	$257	$—
Issuance of common shares in connection with Boston O&P acquisition	$—	$233
Debt issuance costs not yet paid	$289	$—

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the annual consolidated financial statements as of and for the year ended December 31, 2025 and related notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 4, 2026. The financial data and other financial information disclosed in the notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $285,899 and $275,212 as of March 31, 2026 and December 31, 2025, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at March 31, 2026 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K.

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

As of March 31, 2026 and December 31, 2025, the Company has recorded a share-settled liability of $2,544 and $1,982, respectively, related to the Amendment, of which $2,310 and $1,752, respectively, is recorded as a current liability.

Boston Brace International, Inc.

In 2025, Boston Brace International, Inc. ("Boston O&P"), a wholly-owned subsidiary of the Company, purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired was approximately $9,042, which comprised of cash of $6,796 and promissory notes in the original principal amount of $2,475, with a weighted average interest rate of 4.9% per annum. The sellers may also be entitled to an earnout of up to $1,475, if gross revenues exceed a threshold in the first year after closing. The seller promissory notes may also be subject to adjustments if gross revenue targets are not achieved in the first year after the applicable closing. We allocated $2,268 to customer relationship intangible assets and $5,680 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

OP EU B.V.

In July 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, purchased all of the issued and outstanding share capital of orthotic and prosthetic device clinics located in Ireland. Total consideration was approximately EUR 1,473 which comprised of cash of EUR 1,200 and a promissory note in the original principal amount of EUR 390, with an interest rate of 4.0% per annum. The seller promissory note may be subject to adjustments if net sales targets are not achieved. We allocated EUR 390 to customer relationship intangible assets and EUR 1,101 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

OrthoPediatrics EU Limited

In August 2025, OrthoPediatrics EU Limited purchased all of the issued and outstanding share capital of a designer and manufacturer of clubfoot bracing located in the UK. Total consideration was approximately GBP 3,537, which was comprised of cash of GBP 2,506 and promissory notes in the original principal amount of GBP 1,100, with an interest rate of 5.0% per annum. We allocated GBP 695 to customer relationship intangible assets, GBP 766 to goodwill and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

On February 1, 2026, the Company and OrthoPediatrics EU Limited entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders (the “Sellers”) of London Orthotic Consultancy Consolidated Ltd (“LOC”), pursuant to which OrthoPediatrics EU Limited acquired all of the issued and outstanding shares of capital stock of LOC. LOC has two subsidiaries which were acquired as part of the transaction: (i) The London Orthotic Consultancy Limited; and (ii) L.O.C. Manufacturing Limited.

Under the terms of the Purchase Agreement, OrthoPediatrics EU Limited paid to the Sellers: (i) GBP 5,220 in cash, after a customary working capital adjustment; (ii) GBP 600 pursuant to promissory notes with interest at the rate of 4.5% per annum, payable in full on the 1-year anniversary of the closing. The Sellers may also be entitled to an earnout payment of up to GBP 1,700, if certain financial performance metrics of LOC and its subsidiaries exceed a threshold in the first year after closing, for which the Company recorded a contingent consideration liability of GBP 420 at closing. We allocated GBP 4,480 to goodwill, GBP 840 to customer relationship intangible assets, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

Pursuant to the Purchase Agreement, the Sellers and one employee of LOC will also receive awards of restricted stock of the Company which will each vest over a three-year period. Restricted stock awards having an aggregate award value of $235 will be granted on January 2, 2027, and restricted stock awards having an aggregate award value of $168 will be granted on January 2, 2028.

Orthopediatrics do Brasil Ltda.

On November 25, 2025, Orthopediatrics do Brasil Ltda., a wholly-owned Brazil based subsidiary of the Company, purchased all of the issued and outstanding share capital of a local distributor. Total consideration was approximately BRL $41,552 which is comprised of BRL $23,128 of upfront cash, 14,594 shares of the Company's common stock representing approximately BRL $1,329, and approximately BRL $24,023 in anniversary payments, or approximately BRL $17,043 after giving effect to the time value of money. The total consideration transferred, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and customary adjustments. The Company is obligated to make anniversary payments of: (i) BRL $2,762 on the first anniversary of the closing date, and (ii) BRL $5,315 on each of the subsequent four anniversaries of the closing date. All anniversary payments are to be made in a combination of cash and shares of our common stock. As of December 31, 2025, we recorded a current portion of these future anniversary payments of USD $442 within current portion of acquisition installment payable, and USD $2,668 within acquisition installment payable, net of current portion on our consolidated balance sheet. As of March 31, 2026 and December 31, 2025, we recorded a current portion of these future anniversary payments of USD $448 and USD $442, respectively, within current portion of acquisition installment payable, and USD $2,727 and USD $2,668, respectively, within acquisition installment payable, net of current portion on our condensed consolidated balance sheets.

We allocated BRL $6,990 to customer relationship intangible assets, BRL $1,440 to non-compete agreements, BRL $6,312 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed, including inventories of BRL $30,530. The allocation of the purchase price is considered preliminary.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

Total
Goodwill at January 1, 2026	$109,269
Clinic acquisitions	5,915
Foreign currency translation impact	(11)
Goodwill at March 31, 2026	$115,173

Intangible Assets

As of March 31, 2026, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.0 years	$50,012	$(19,743)	$30,269
Intellectual Property & Capitalized Software	6.9 years	16,057	(6,029)	10,028
Customer Relationships & Other	9.6 years	27,279	(6,590)	20,689
License Agreements	2.8 years	10,665	(7,849)	2,816
Total amortizable assets		$104,013	$(40,211)	$63,802

As of December 31, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.3 years	$49,939	$(18,854)	$31,085
Intellectual Property & Capitalized Software	7.1 years	16,056	(5,642)	10,414
Customer Relationships & Other	9.7 years	26,278	(6,107)	20,171
License Agreements	2.5 years	10,453	(7,321)	3,132
Total amortizable assets		$102,726	$(37,924)	$64,802

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $12,914 and $12,909 as of March 31, 2026 and December 31, 2025, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the three months ended March 31, 2026 was driven by foreign currency translation adjustments.

During 2025, management completed a quantitative analysis whereby we determined the fair value of certain of our trademark assets were below their respective carrying values. We recorded an impairment charge of $4,228 for the year ended December 31, 2025 to reduce the carrying amount of the intangible assets to their estimated fair value.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$16,403	$—	$16,403
Treasury Bonds	$14,044	$—	$—	$14,044
Asset-Backed Securities	$—	$5,756	$—	$5,756
Exchange Mutual Funds	$413	$—	$—	$413
Financial Liabilities
Contingent consideration	$—	$—	$554	$554

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$17,582	$—	$17,582
Treasury Bonds	$16,956	$—	$—	$16,956
Asset-Backed Securities	$—	$6,058	$—	$6,058
Exchange Mutual Funds	$429	$—	$—	$429

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

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The change in the fair value of the contingent consideration liability since its initial recognition during the three months ended March 31, 2026 was not material.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2026	December 31, 2025
Term loan and Final Payment	$51,000	$51,000
Convertible note	50,000	50,000
Mortgage payable to affiliate	412	453
Acquisition note payable	5,240	4,557
Total debt	106,652	106,010
Less: debt discount and issuance costs	4,044	4,326
Less: current maturities	2,221	1,866
Long-term debt, net of current maturities	$100,387	$99,818

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

On March 31, 2026, the Credit Parties entered into a First Amendment (the “Amendment”) to the Term Loan Agreement. The Amendment establishes a new delayed draw term loan facility in an aggregate principal amount not to exceed $20,000, which, subject to certain conditions set forth in the Amendment, may be drawn until June 30, 2027, in minimum $10,000 increments. The facility features similar terms to those previously contained in the Term Loan Agreement, including: (a) interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; (b) a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; (c) interest-only until the August 5, 2029 maturity date; and (d) certain financial covenants. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At March 31, 2026, the mortgage balance was $412 of which current principal of $172 was included in the current portion of long-term debt. As of December 31, 2025, the mortgage balance was $453 of which current principal due of $170 was included in the current portion of long-term debt.

The aggregate interest expense relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with Braidwell, and the convertible note with Braidwell, was $1,682 and $1,269 for the three months ended March 31, 2026 and 2025, respectively.

Acquisition Promissory Notes

As a result of multiple acquisitions between 2024 and 2026, as part of the consideration transferred, the Company issued promissory notes to the previous owners. As of March 31, 2026 and December 31, 2025, we have recorded liabilities of $5,240 and $4,557, respectively, related to these promissory notes, of which $2,049 and $1,696, respectively, are classified as short-term within other current liabilities on our condensed consolidated balance sheets. The payments are paid in installments with interest rates ranging from 4.0% to 5.0% per annum. See Note 3 - Business Combinations and Asset Acquisitions for additional information.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the three months ended March 31, 2026, the income tax benefit was $171 compared to expense of $196 for the three months ended March 31, 2025. Our effective income tax rate was 1.6% and (1.9)% for the three months ended March 31, 2026 and 2025, respectively. The higher effective rate compared to the prior period is primarily a result of pre-tax losses in foreign jurisdictions which do not have a full valuation allowance.

The deferred tax assets are offset by a valuation allowance at March 31, 2026, with the exception of certain deferred tax liabilities in Canada and in the UK. The Company has recorded tax benefit for income generated in Canada during the period ended March 31, 2026.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2026	1,508,093	1.4	20,965	1.4
Granted	496,503		8,700
Forfeited	(3,440)		(1,050)
Vested	(241,534)		(3,315)
Outstanding at March 31, 2026	1,759,622	1.9	25,300	1.9

At March 31, 2026, there was $24,183 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $3,982 and $3,859 for the three months ended March 31, 2026 and 2025, respectively.

In connection with its approval of the Term Loan Agreement, Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of March 31, 2026. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(10,687)	$(10,659)

Weighted average shares outstanding for basic and diluted	23,685,055	23,230,871
Net loss per share - basic and diluted	$(0.45)	$(0.46)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 1,784,922 and 1,546,358 contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of March 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

The contingently issuable shares discussed in the previous paragraph do not include shares of our common stock associated with our obligation to issue a variable number of our common shares as a result of our acquisition of MedTech or a local distributor in Brazil as discussed in Note 3 - Business Combinations and Asset Acquisitions. We are obligated to issue additional shares of our common stock to Braidwell in the event that our convertible note is converted into shares of common stock. See Note 6 - Debt and Credit Arrangements for additional information.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three months ended March 31, 2026 or 2025. No individual customer accounted for more than 10% of consolidated accounts receivable as of March 31, 2026 and December 31, 2025.

Product sales by source were as follows:

	Three Months Ended March 31,
Product sales by geographic location:	2026	2025
U.S.	$45,309	$40,891
International	14,053	11,520
Total	$59,362	$52,411

	Three Months Ended March 31,
Product sales by category:	2026	2025
Trauma and deformity	$43,045	$37,867
Scoliosis	15,442	13,664
Sports medicine/other	875	880
Total	$59,362	$52,411

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $377 and $132 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter 2024, the Company had recorded a restructuring accrual of $656 and $808 as of March 31, 2026 and December 31, 2025 either within accrued expenses and other current liabilities or other long-term liabilities on its condensed consolidated balance sheet.

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

On September 20, 2024, the Court dismissed IMED’s lawsuit, without prejudice, for failure to prosecute. However, contemporaneously, IMED re-initiated arbitration alleging Orthex: 1) breached a consulting agreement between IMED and two third-parties, who are also a party to the arbitration; and 2) IMED's request for declaratory judgment that the intellectual property rights held by Orthex concerning inventions, including but not limited to the '377 Patent, should have been transferred to IMED under the subject consulting agreement. On January 9, 2026, the arbitration tribunal granted Orthex's request to be given leave to file a dispositive motion. Orthex submitted its motion for summary judgment and supporting exhibits on February 10, 2026 seeking dismissal of both causes of action asserted by IMED against Orthex in the subject arbitration. On April 15, 2026, the arbitration tribunal determined both causes of action raised by IMED against Orthex should be dismissed and accordingly, dismissed Orthex with prejudice from the subject arbitration.

We are not presently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate materially affect our financial position or results of operations or cash flows.

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of March 31, 2026, the remaining purchase commitments under the agreement were $1,092 for the year ending December 31, 2026 and $1,456 future purchase commitments are required for the year ending December 31, 2027.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company was required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This included any scheduled surgeries whereby the Company had committed to payment of the product. The number of required surgeries varied each year of the agreement. In 2025, the agreement was amended and extended through 2030. The amended agreement modified the minimum performance metrics to be based on a purchase requirement of $3,500 annually through 2030 instead of the number of spine procedures. The amended threshold of units purchased was met in 2025, so there was no shortfall recorded during 2025. We purchased $1,255 during the three months ended March 31, 2026, leaving a requirement of $2,245 left for 2026.

Royalties

As of March 31, 2026, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.25% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of March 31, 2026, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2026, which section is incorporated herein by reference.

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

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate over 50 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market nearly 90 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii)

sports medicine. We manufacture the majority of our orthopedic bracing products and we rely on a broad network of third parties to manufacture the components of our surgical products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 30 independent sales agencies employing 230 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States is from selling our bracing products directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

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

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. The majority of this inventory is non- sterile, metallic implants and instruments that do not have an expiration date or shelf life. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and product life cycles. Revenue is not recognized at the time of consignment, as we maintain control over the inventory. Revenue is recognized only upon implantation, at which point an invoice is issued. During 2026, the Company recorded adjustments to revenue related to finalization of payer reimbursement rates applicable to prior-period services. For the three months ended March 31, 2026, consignment sales accounted for approximately 60% of our total net sales. Inventory held on consignment at sales agencies, distributors, or other customers is approximately 60% of gross inventory.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,336,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and business that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2025, 2024, 2023, and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of certain of our trademark assets were less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and partial impairment losses of $4.2 million, $1.8 million, $1.0 million and $3.6 million were recorded in 2025, 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 4, 2026 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)%
Net revenue	$59,362	$52,411	$6,951	13%
Cost of revenue	15,972	14,149	1,823	13%
Sales and marketing expenses	18,470	16,572	1,898	11%
General and administrative expenses	31,024	30,280	744	2%
Restructuring	—	40	(40)	(100)%
Research and development expenses	2,231	2,351	(120)	(5)%
Other expense (income), net	2,523	(518)	3,041	(587)%
Provision for income taxes (benefit)	(171)	196	(367)	187%
Net loss	$(10,687)	$(10,659)	$28	—%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
Product sales by geographic location:	2026	2025
U.S.	$45,309	$40,891
International	14,053	11,520
Total	$59,362	$52,411
	Three Months Ended March 31,
Product sales by category:	2026	2025
Trauma and deformity	$43,045	$37,867
Scoliosis	15,442	13,664
Sports medicine/other	875	880
Total	$59,362	$52,411

Net revenue increased $7.0 million, or 13%, from $52.4 million for the three months ended March 31, 2025 to $59.4 million for the three months ended March 31, 2026. The increase during the three months ended March 31, 2026 was primarily driven by strong performance across global Trauma and Deformity, Scoliosis and OP Specialty Bracing.

Trauma and deformity sales increased $5.2 million, or 14%, from $37.9 million during the three months ended March 31, 2025, to $43.0 million for the three months ended March 31, 2026. The increase for the three month period ended March 31, 2026 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlate, external fixation and Pega systems. Scoliosis sales increased $1.8 million, or 13%, from $13.7 million during the three months ended March 31, 2025, to $15.4 million for the three months ended March 31, 2026. The increase for the three month period ended March 31, 2026 was primarily driven by increased sales of our RESPONSE 5.5/6.0 and VerteGlide systems and revenue generated from 7D Technology. Sports medicine / other decreased $5 thousand, or 1%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.8 million, or 13%, from $14.1 million for the three months ended March 31, 2025 to $16.0 million for the three months ended March 31, 2026. The increase was due primarily to sales volume. Gross margin was 73% and 73% for the three months ended March 31, 2026 and March 31, 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 11%, to $18.5 million for the three months ended March 31, 2026 from $16.6 million for the three months ended March 31, 2025. The increase in the three months ended March 31, 2026 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 2%, from $30.3 million for the three months ended March 31, 2025 to $31.0 million for the three months ended March 31, 2026. The increase for the three months ended March 31, 2026 was primarily due to the additional personnel supporting clinic expansions and small-scale acquisitions. Stock compensation increased $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the increase in personnel.

Depreciation and amortization expenses increased $0.7 million, or 14%, from $4.8 million for the three months ended March 31, 2025 to $5.4 million for the three months ended March 31, 2026.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In connection with the 2024 Restructuring Plan, the Company recorded no restructuring expenses for the three months ended March 31, 2026 compared to less than $0.1 million for the three months ended March 31, 2025.

Research and Development Expenses

Research and development expenses decreased approximately $0.1 million, or 5%, from $2.4 million for the three months ended March 31, 2025 to $2.2 million for the three months ended March 31, 2026. The decrease for the three months ended March 31, 2026 was primarily due to the timing of product development during the first quarter of 2025 compared to the first quarter of 2026.

Total Other Expense (Income)

Other expense was $2.5 million for the three months ended March 31, 2026 compared to other income of $0.5 million for the three months ended March 31, 2025, a change of $3.0 million or 587%. The change for the three months ended March 31, 2026 was primarily driven by a decrease in foreign exchange gains.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $3.3 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $285.9 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. At March 31, 2026, we had cash and cash equivalents, restricted cash and short-term investments of $50.9 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,287)	$(4,156)
Net cash used in investing activities	(3,787)	(5,987)
Net cash used in financing activities	(614)	(126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	313	(79)
Net decrease in cash, cash equivalents and restricted cash	$(7,375)	$(10,348)

Cash Used in Operating Activities

Net cash used in operating activities was $3.3 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. The primary use of this cash was to fund our operations related to the development and commercialization of our products in each of these periods. Net cash used for working capital was $3.4 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025. The decrease in cash used in operating activities was primarily driven by lower inventory purchases as well as changes in accounts receivable and accounts payable associated with the increased sales and acquired inventory, respectively.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $3.8 million compared to $6.0 million for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 consisted primarily of the acquisition of LOC and purchases of property, plant and equipment of $1.8 million, offset by $5.0 million of proceeds from the sale of short-term marketable securities.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $0.6 million compared to $0.1 million for the three months ended March 31, 2025. Net cash for the three months ended March 31, 2026 consisted of payments on acquisition notes and mortgage notes.

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

On March 31, 2026, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into a First Amendment (the “Amendment”) to that certain Credit Agreement and Guaranty (the “Term Loan Agreement”) dated August 5, 2024, by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP, as lenders, the other lenders from time to time party thereto, and Wilmington Trust, National Association, as agent. The Amendment provides the Company with incremental committed financing capacity by establishing a new delayed draw term loan facility in an aggregate principal amount not to exceed $20.0 million, which, subject to certain conditions set forth in the Amendment, may be drawn until June 30, 2027, in minimum $10.0 million increments. The delayed draw structure allows the Company to access capital only as needed, supporting disciplined liquidity management and capital deployment. The facility features similar terms to those previously contained in the Term Loan Agreement, including: interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; interest-only until the August 5, 2029 maturity date; and certain financial covenants. The Company believes these terms provide an efficient and flexible source of capital while preserving near-term cash flow and is not required to draw on the delayed draw facility in connection with the Amendment. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee, and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2025 filed with the SEC on March 4, 2026.

Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies in Item 1 Financial Statements of Part 1 of this Quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our greatest potential area of market risk exposure to be interest rate risk related to our indebtedness and foreign currency exchange rate risk on our operating results. Quantitative and qualitative disclosures about exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2025. There were no material changes from the information provided therein.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. There have been no material changes to these Risk Factors since the filing of our Annual Report on Form 10-K.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included within this Report or incorporated herein by reference.

Exhibit Number		Description

2.1
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
10.1♦
Credit Agreement and Guaranty, dated as of August 5, 2024, by and among OrthoPediatrics Corp. and its wholly owned domestic subsidiaries, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on August 5, 2024 (SEC File No. 001-38242)

10.2♦
First Amendment to Credit Agreement and Guaranty, dated as of March 31, 2026, by and among OrthoPediatrics Corp. and its wholly owned domestic subsidiaries, as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on April 1, 2026 (SEC File No. 001-38242))

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

May 1, 2026	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2026	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)