Form 10-Q
period 2026-06-30
ORTHOPEDIATRICS CORP
filed 2026-08-05
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 26,109,788 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, contained in this quarterly report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. You can often identify forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will" or "would," or the negative of these terms or other terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors, such as the impact of widespread health emergencies, such as respiratory syncytial virus, that may cause our results, activity levels, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Forward-looking statements may include, among other things, statements relating to:

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$17,001	$19,556
Restricted cash	2,054	2,064
Short-term investments	28,878	41,295
Accounts receivable - trade, net of allowances of $1,680 and $1,501, respectively	60,951	53,838
Inventories, net	137,567	133,790
Prepaid expenses and other current assets	6,057	5,876
Total current assets	252,508	256,419

Property and equipment, net	48,552	49,555
Other assets:
Amortizable intangible assets, net	63,745	64,802
Goodwill	118,461	109,269
Other intangible assets	12,819	12,909
Other non-current assets	15,303	15,676
Total other assets	210,328	202,656

Total assets	$511,388	$508,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$22,239	$18,786
Accrued compensation and benefits	15,590	13,693
Current portion of long-term debt with affiliate	172	170
Current portion of acquisition installment payable	1,103	2,194
Other current liabilities	13,748	11,354
Total current liabilities	52,852	46,197
Long-term liabilities:
Long-term term loan	48,436	48,189
Long-term convertible note	48,803	48,486
Long-term debt with affiliate, net of current portion	196	283
Other long-term debt, net of current portion	2,022	2,862
Acquisition installment payable, net of current portion	2,962	2,898
Deferred income taxes	3,311	3,582
Other long-term liabilities	9,192	9,537
Total long-term liabilities	114,922	115,837

Total liabilities	167,774	162,034

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 26,111,426 shares and 25,093,792 shares issued as of June 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	633,437	622,325
Accumulated deficit	(293,062)	(275,212)
Accumulated other comprehensive income (loss)	3,232	(523)
Total stockholders' equity	343,614	346,596
Total liabilities and stockholders' equity	$511,388	$508,630

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$70,508	$61,082	$129,869	$113,493
Cost of revenue	18,142	17,063	34,113	31,212
Gross profit	52,366	44,019	95,756	82,281
Operating expenses:
Sales and marketing	21,294	19,103	39,764	35,675
General and administrative	32,814	30,443	63,837	60,723
Restructuring	1	2,971	1	3,011
Research and development	2,325	2,159	4,556	4,510
Total operating expenses	56,434	54,676	108,158	103,919

Operating loss	(4,068)	(10,657)	(12,402)	(21,638)
Other expense (income):
Interest expense, net	2,528	1,116	4,631	2,242
Other expense (income), net	333	(4,709)	754	(6,353)
Total other expense (income), net	2,861	(3,593)	5,385	(4,111)

Net loss before income taxes	$(6,929)	$(7,064)	$(17,787)	$(17,527)
Income tax charge	234	49	63	245
Net loss	$(7,163)	$(7,113)	$(17,850)	$(17,772)
Weighted average shares outstanding
Basic and diluted	24,048,690	23,460,144	23,867,877	23,346,141
Net loss per share
Basic and diluted	$(0.30)	$(0.30)	$(0.75)	$(0.76)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,163)	$(7,113)	$(17,850)	$(17,772)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,679	6,635	3,909	5,706
Unrealized (loss) gain on short-term investments	(75)	27	(270)	96
Adjustment for realized gains	32	18	116	25
Other comprehensive income, net of tax	4,636	6,680	3,755	5,827
Comprehensive loss	$(2,527)	$(433)	$(14,095)	$(11,945)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Six Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2026	25,093,792	$6	$622,325	$(275,212)	$(523)	$346,596
Net loss	—	—	—	(10,687)	—	(10,687)
Other comprehensive loss	—	—	—	—	(881)	(881)
Restricted stock	496,378	—	3,427	—	—	3,427
Issuance of common stock	14,730	—	257	—	—	257
Balance at March 31, 2026	25,604,900	$6	$626,009	$(285,899)	$(1,404)	$338,712
Net loss	—	—	—	(7,163)	—	(7,163)
Other comprehensive income	—	—	—	—	4,636	4,636
Stock portion of MedTech anniversary payment	153,430	—	2,398	—	—	2,398
Restricted stock	272,223	1	3,631	—	—	3,632
Issuance of common stock	80,873	—	1,399	—	—	1,399
Balance at June 30, 2026	26,111,426	$7	$633,437	$(293,062)	$3,232	$343,614

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

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(17,850)	$(17,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,427	10,218
Stock-based compensation	8,173	9,111
Accretion of acquisition installment payable	220	98
Deferred income taxes	(82)	245
Non-cash other	161	(100)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(6,536)	(11,381)
Inventories	(2,553)	(8,899)
Prepaid expenses and other current assets	201	(501)
Accounts payable - trade	3,140	3,720
Accrued expenses and other liabilities	2,209	2,509
Other	(869)	(1,866)
Net cash used in operating activities	(2,359)	(14,618)

INVESTING ACTIVITIES
Other acquisitions, including clinics, net of cash acquired	(5,936)	(320)
Sale of short-term marketable securities	13,000	—
Investment in private companies and purchases of licenses	(330)	(1,540)
Loss on investment in private companies	284	—
Purchases of property and equipment	(5,805)	(7,672)
Net cash provided by (used in) investing activities	1,213	(9,532)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	25,000
Payment on debt issuance costs	(289)	—
Payments on mortgage notes	(85)	(78)
Payments on acquisition notes	(977)	(248)
Net cash (used in) provided by financing activities	(1,351)	24,674

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	304

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,565)	828

Cash, cash equivalents and restricted cash, beginning of year	$21,620	$45,777
Cash, cash equivalents and restricted cash, end of period	$19,055	$46,605

	2026	2025
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,741	$2,552
Transfer of instruments between property and equipment and inventory	$(980)	$651
Right-of-use assets obtained in exchange for lease liabilities	$1,265	$3,311
Issuance of common shares to settle an obligation with a vendor	$—	$1,261
Issuance of common shares for MedTech installment	$2,398	$226
Issuance of common shares in connection with acquisitions	$1,656	$—
Issuance of common shares in connection with Boston O&P acquisition	$—	$233
Capital contribution associated with reclassification of MedTech liability to equity	$—	$2,062

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $293,062 and $275,212 as of June 30, 2026 and December 31, 2025, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at June 30, 2026 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, including borrowings available under our First Amendment to the Term Loan Agreement (See Note 6 - Debt and Credit Arrangements for additional information), are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Medtech Concepts, LLC

On May 1, 2023, the Company entered into a Membership Interest Purchase Agreement (the "MedTech Purchase Agreement"), by and among the Company, Kevin Unger, DINZE LLC, and the sole member of DINZE LLC, pursuant to which the Company purchased all of the issued and outstanding membership interest of Medtech Concepts LLC (“MedTech”). We agreed to pay the sellers of MedTech a purchase price of approximately $15,274 in the following manner: (i) cash in the aggregate amount of $3,000 which was paid on May 1, 2023, the transaction closing date (the “Closing Date”); (ii) 43,751 unregistered shares of the Company’s common stock, par value $0.00025 per share, representing approximately $2,274 (based on a closing share price of $51.98 on May 1, 2023), were issued on the Closing Date; and (iii) an aggregate of $2,500 payable 50% in cash and 50% in shares of unregistered common stock, will be paid on each of the first four anniversaries of the Closing Date, all subject to the conditions set forth in the MedTech Purchase Agreement. Under the MedTech Purchase Agreement, a number of future payments in the form of common stock are contingent on continued service through each applicable payment anniversary date. As such, these amounts were initially excluded from measuring the cost of the acquisition, and are being recorded as stock-based compensation expense in the post-combination consolidated financial statements. All future cash payments and stock issuances that are not contingent on continuous service were included in the calculation of consideration for this asset acquisition.

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
On May 9, 2025, as part of the Company’s ongoing efforts to preserve cash, we amended the MedTech Purchase Agreement (the “MedTech Amendment”) such that the fixed cash portion of all three remaining anniversary payments (with an aggregate gross value of $3,750) will now be settled through the issuance of unregistered shares of our common stock. The future equity issuances to one of the sellers (with an aggregate value of $2,250) are contingent upon their continuous service through the applicable third and fourth anniversary dates. The number of shares that is contingently issuable at the third and fourth anniversary dates is based on the volume-weighted average price over the thirty trading days ending on the second business day prior to the applicable anniversary date. As the monetary amount is fixed and known as of the date of the MedTech Amendment, the share-settled liability is being recorded on a straight-line basis over the service period as additional stock-based compensation expense.

During the year ended December 31, 2025, the Company paid the second anniversary payment by issuing 10,830 unregistered shares of our common stock approximating $226 to one of the sellers, which reduced the amount of the acquisition installment payable on our consolidated balance sheet. In addition, we issued 97,467 unregistered shares of our common stock, approximately $1,250 in value, of which 50% had previously been recognized as stock-based compensation expense in the post-combination consolidated financial statements, and the other 50% had been recorded within the acquisition installment payable on the consolidated balance sheet. We also recorded a capital contribution for $2,026 upon execution of the MedTech Amendment, which represented the present value of the fixed cash payments that would be paid at the third and fourth anniversary dates, and derecognized the related acquisition installment payable which had previously been recorded on our consolidated balance sheet.

In May 2026, in settlement of the third anniversary payment, we issued an aggregate of 153,430 shares of our common stock, which reduced the share-settled liability and increased additional paid-in capital by $2,398. As of June 30, 2026 and December 31, 2025, the Company has recorded a share-settled liability of $610 and $1,982, respectively, related to the MedTech Amendment, of which $610 and $1,752, respectively, is recorded as a current liability.

Boston Brace International, Inc.

In 2025, Boston Brace International, Inc. ("Boston O&P"), a wholly-owned subsidiary of the Company, purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired was approximately $9,042, which was comprised of cash of $6,796 and promissory notes in the original principal amount of $2,475, with a weighted average interest rate of 4.9% per annum. The sellers may also be entitled to an earnout of up to $1,475, if gross revenues exceed a threshold in the first year after closing. The seller promissory notes may also be subject to adjustments if gross revenue targets are not achieved in the first year after the applicable closing. We allocated $2,268 to customer relationship intangible assets and $5,680 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price for certain of these clinic acquisitions is considered preliminary.

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

On February 1, 2026, the Company and OrthoPediatrics EU Limited entered into a Stock Purchase Agreement (the “LOC Purchase Agreement”) with the shareholders (the “Sellers”) of London Orthotic Consultancy Consolidated Ltd (“LOC”), pursuant to which OrthoPediatrics EU Limited acquired all of the issued and outstanding shares of capital stock of LOC. LOC has two subsidiaries which were acquired as part of the transaction: (i) The London Orthotic Consultancy Limited; and (ii) L.O.C. Manufacturing Limited.

Under the terms of the LOC Purchase Agreement, OrthoPediatrics EU Limited paid to the Sellers: (i) GBP 5,220 in cash, after a customary working capital adjustment; (ii) GBP 600 pursuant to promissory notes with interest at the rate of 4.5% per annum, payable in full on the 1-year anniversary of the closing. The Sellers may also be entitled to an earnout payment of up to GBP 1,700, if certain financial performance metrics of LOC and its subsidiaries exceed a threshold in the first year after closing, for which the Company recorded a contingent consideration liability of GBP 420 at closing. We allocated GBP 4,480 to goodwill, GBP 840 to customer relationship intangible assets, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

Pursuant to the LOC Purchase Agreement, the Sellers and one employee of LOC will also receive awards of restricted stock of the Company which will each vest over a three-year period. Restricted stock awards having an aggregate award value of $235 will be granted on January 2, 2027, and restricted stock awards having an aggregate award value of $168 will be granted on January 2, 2028.

In April 2026, OrthoPediatrics EU Limited purchased all of the issued and outstanding share capital of a medical device distributor located in the UK. Total consideration was approximately GBP 1,255 after a customary working capital adjustment, which was comprised of 80,873 shares of the Company's common stock representing approximately GBP 1,060 and GBP 196 of cash, net of cash acquired of GBP 637. We allocated GBP 712 to customer relationship intangible assets and the rest to net working capital. For accounting purposes, this acquisition is accounted for as an asset acquisition since substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets.

Orthopediatrics do Brasil Ltda.

On November 25, 2025, Orthopediatrics do Brasil Ltda., a wholly-owned Brazil based subsidiary of the Company, purchased all of the issued and outstanding share capital of a local distributor. Total consideration was approximately BRL $41,552 which is comprised of BRL $23,128 of upfront cash, 14,594 shares of the Company's common stock representing approximately BRL $1,329, and approximately BRL $24,023 in anniversary payments, or approximately BRL $17,043 after giving effect to the time value of money. The total consideration transferred, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and customary adjustments. The Company is obligated to make anniversary payments of: (i) BRL $2,762 on the first anniversary of the closing date, and (ii) BRL $5,315 on each of the subsequent four anniversaries of the closing date. All anniversary payments are to be made in a combination of cash and shares of our common stock. As of June 30, 2026 and December 31, 2025, we recorded a current portion of these future anniversary payments of USD $493 and USD $442, respectively, within current portion of acquisition installment payable, and USD $2,962 and USD $2,668, respectively, within acquisition installment payable, net of current portion on our condensed consolidated balance sheets.

We allocated BRL $6,990 to customer relationship intangible assets, BRL $1,440 to non-compete agreements, BRL $6,312 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed, including inventories of BRL $30,530. The allocation of the purchase price is considered preliminary.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

Total
Goodwill at January 1, 2026	$109,269
Clinic acquisitions	5,927
Foreign currency translation impact	3,265
Goodwill at June 30, 2026	$118,461

Intangible Assets

As of June 30, 2026, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	8.8 years	$52,099	$(21,471)	$30,628
Intellectual Property & Capitalized Software	6.7 years	16,057	(6,416)	9,641
Customer Relationships & Other	9.4 years	28,191	(7,106)	21,085
License Agreements	2.6 years	10,665	(8,274)	2,391
Total amortizable assets		$107,012	$(43,267)	$63,745

As of December 31, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.3 years	$49,939	$(18,854)	$31,085
Intellectual Property & Capitalized Software	7.1 years	16,056	(5,642)	10,414
Customer Relationships & Other	9.7 years	26,278	(6,107)	20,171
License Agreements	2.5 years	10,453	(7,321)	3,132
Total amortizable assets		$102,726	$(37,924)	$64,802

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $12,819 and $12,909 as of June 30, 2026 and December 31, 2025, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the six months ended June 30, 2026 was driven by foreign currency translation adjustments.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$12,912	$—	$12,912
Treasury Bonds	$11,309	$—	$—	$11,309
Asset-Backed Securities	$—	$4,340	$—	$4,340
Exchange Mutual Funds	$317	$—	$—	$317
Financial Liabilities
Contingent consideration	$—	$—	$556	$556

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$17,582	$—	$17,582
Treasury Bonds	$16,956	$—	$—	$16,956
Asset-Backed Securities	$—	$6,058	$—	$6,058
Exchange Mutual Funds	$429	$—	$—	$429

The Company's Level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short-term investments which are comprised of exchange traded mutual funds, and US treasury bonds.

The Company's Level 2 assets pertain to certain asset-backed securities, collateralized by non-mortgage-related consumer debt, or corporate bonds. These securities are predominately priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The change in the fair value of the contingent consideration liability since its initial recognition during the six months ended June 30, 2026 was not material.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2026	December 31, 2025
Term loan and Final Payment	$51,000	$51,000
Convertible note	50,000	50,000
Mortgage payable to affiliate	368	453
Acquisition note payable	4,383	4,557
Total debt	105,751	106,010
Less: debt discount and issuance costs	3,761	4,326
Less: current maturities	2,533	1,866
Long-term debt, net of current maturities	$99,457	$99,818

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

On March 31, 2026, the Credit Parties entered into a First Amendment (the “Braidwell Amendment”) to the Term Loan Agreement. The Braidwell Amendment establishes a new delayed draw term loan facility in an aggregate principal amount not to exceed $20,000, which, subject to certain conditions set forth in the Braidwell Amendment, may be drawn until June 30, 2027, in minimum $10,000 increments. The facility features similar terms to those previously contained in the Term Loan Agreement, including: (a) interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; (b) a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; (c) interest-only until the August 5, 2029 maturity date; and (d) certain financial covenants. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement. No amounts had been drawn under the Braidwell Amendment as of June 30, 2026.

Braidwell Convertible Note

In addition to the Term Loans, on August 5, 2024, the Company entered into a Purchase Agreement (the “Braidwell Purchase Agreement”) with Braidwell Transaction Holdings LLC – Series 10 (the “Purchaser”), whereby the Purchaser agreed to purchase $50,000 in aggregate principal amount of the Company’s 4.75% Convertible Senior Notes due February 15, 2030 (the “Notes”) for an aggregate purchase price of $49,500. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of August 12, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At June 30, 2026, the mortgage balance was $368 of which current principal of $172 was included in the current portion of long-term debt. As of December 31, 2025, the mortgage balance was $453 of which current principal due of $170 was included in the current portion of long-term debt.

The aggregate interest expense relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with Braidwell, and the convertible note with Braidwell, was $3,752 and $2,552 for the six months ended June 30, 2026 and 2025, respectively.

Acquisition Promissory Notes

As a result of multiple acquisitions between 2024 and 2026, as part of the consideration transferred, the Company issued promissory notes to the previous owners. As of June 30, 2026 and December 31, 2025, we have recorded liabilities of $4,383 and $4,557, respectively, related to these promissory notes, of which $2,362 and $1,696, respectively, are classified as short-term within other current liabilities on our condensed consolidated balance sheets. The payments are paid in installments with interest rates ranging from 4.0% to 5.0% per annum. See Note 3 - Business Combinations and Asset Acquisitions for additional information.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the six months ended June 30, 2026, the income tax expense was $63 compared to $245 for the six months ended June 30, 2025. Our effective income tax rate was 0.33% and 1.40% for the six months ended June 30, 2026 and 2025, respectively.

The deferred tax assets are offset by a valuation allowance at June 30, 2026, with the exception of certain deferred tax liabilities in Canada and in the UK. The Company has recorded tax benefit for income generated in Canada during the period ended June 30, 2026.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2026	1,508,093	1.4	20,965	1.4
Granted	781,491		8,700
Forfeited	(16,405)		(1,400)
Vested	(289,526)		(3,515)
Outstanding at June 30, 2026	1,983,653	1.8	24,750	1.6

At June 30, 2026, there was $25,510 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $4,191 and $5,252 for the three months ended June 30, 2026 and 2025, respectively and $8,173 and $9,111 for the six months ended June 30, 2026 and 2025, respectively.

In connection with its approval of the Term Loan Agreement, Braidwell Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of June 30, 2026. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(7,163)	$(7,113)	$(17,850)	$(17,772)

Weighted average shares outstanding for basic and diluted	24,048,690	23,460,144	23,867,877	23,346,141
Net loss per share - basic and diluted	$(0.30)	$(0.30)	$(0.75)	$(0.76)

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

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 2,008,403 and 1,551,951 contingently issuable and convertible equity shares excluded from the calculation of diluted net (loss) earnings per share as of June 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and six months ended June 30, 2026 or 2025. No individual customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2026 and December 31, 2025.

Product sales by source were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2026	2025	2026	2025
U.S.	$54,791	$48,147	$100,100	$89,039
International	15,717	12,935	29,769	24,454
Total	$70,508	$61,082	$129,869	$113,493

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2026	2025	2026	2025
Trauma and deformity	$52,632	$41,655	$95,677	$79,521
Scoliosis	16,876	18,522	32,319	32,186
Sports medicine/other	1,000	905	1,873	1,786
Total	$70,508	$61,082	$129,869	$113,493

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $466 and $657 for the three months ended June 30, 2026 and 2025, respectively and $843 and $789 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter 2024, the Company has a restructuring accrual of $552 and $808 as of June 30, 2026 and December 31, 2025 either within accrued expenses and other current liabilities or other long-term liabilities on its condensed consolidated balance sheet.

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of June 30, 2026, the remaining purchase commitments under the agreement were $728 for the year ending December 31, 2026 and $1,456 future purchase commitments are required for the year ending December 31, 2027.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company was required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This included any scheduled surgeries whereby the Company had committed to payment of the product. The number of required surgeries varied each year of the agreement. In 2025, the agreement was amended and extended through 2030. The amended agreement modified the minimum performance metrics to be based on a purchase requirement of $3,500 annually through 2030 instead of the number of spine procedures. The amended threshold of units purchased was met in 2025, so there was no shortfall recorded during 2025. We purchased $2,152 during the six months ended June 30, 2026, leaving a requirement of $1,348 for 2026.

Royalties

As of June 30, 2026, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.25% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of June 30, 2026, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

NOTE 13 – SUBSEQUENT EVENTS

On July 13, 2026 OrthoPediatrics EU Limited, a wholly-owned UK based subsidiary of the Company, purchased all of the issued and outstanding share capital of a manufacturer of medical devices for spinal disorders. This acquisition will expand the Company's scoliosis product line and create a larger footprint in the UK. The Company paid GBP 2,262 in total consideration for the stock, which was comprised of GBP 1,962 of cash and a promissory note in the original principal amount of GBP 300 payable in four quarterly installments with interest at the rate of 5.0% per annum. The sellers may also be entitled to an earnout payment of up to GBP 238, if certain financial performance metrics exceed a threshold in the first year after closing.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full description of the history and general development of our business is included in "Item 1. Description of Business" section of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 4, 2026, which section is incorporated herein by reference.

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

We currently market over 90 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We manufacture the majority of our orthopedic bracing products and we rely on a broad network of third parties to manufacture the components of our surgical products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 30 independent sales agencies employing 240 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The revenue generated in the United States is from selling our bracing products directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

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

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, are considered finished goods and are purchased from third parties. The majority of this inventory is non- sterile, metallic implants and instruments that do not have an expiration date or shelf life. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and product life cycles. Revenue is not recognized at the time of consignment, as we maintain control over the inventory. Revenue is recognized only upon implantation, at which point an invoice is issued. During 2026, the Company recorded adjustments to revenue related to finalization of payer reimbursement rates applicable to prior-period services. For the six months ended June 30, 2026, consignment sales accounted for approximately 60% of our total net sales. Inventory held on consignment at sales agencies, distributors, or other customers is approximately 60% of gross inventory.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,382,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During 2025, 2024, 2023, and 2022, we determined that a triggering event had occurred indicating it was more likely than not the fair value of certain of our trademark assets were less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and partial impairment losses of $4.2 million, $1.8 million, $1.0 million and $3.6 million were recorded in 2025, 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase (Decrease)%		2026	2025	Increase (Decrease)%
Net revenue	$70,508	$61,082	$9,426	15%	$129,869	$113,493	$16,376	14%
Cost of revenue	18,142	17,063	1,079	6%	34,113	31,212	2,901	9%
Sales and marketing expenses	21,294	19,103	2,191	11%	39,764	35,675	4,089	11%
General and administrative expenses	32,814	30,443	2,371	8%	63,837	60,723	3,114	5%
Restructuring	1	2,971	(2,970)	(100)%	1	3,011	(3,010)	(100)%
Research and development expenses	2,325	2,159	166	8%	4,556	4,510	46	1%
Other expense (income), net	2,861	(3,593)	6,454	180%	5,385	(4,111)	9,496	231%
Provision for income taxes	234	49	185	378%	63	245	(182)	(74)%
Net loss	$(7,163)	$(7,113)	$50	1%	$(17,850)	$(17,772)	$78	—%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by geographic location:	2026	2025	2026	2025
U.S.	$54,791	$48,147	$100,100	$89,039
International	15,717	12,935	29,769	24,454
Total	$70,508	$61,082	$129,869	$113,493
	Three Months Ended June 30,		Six Months Ended June 30,
Product sales by category:	2026	2025	2026	2025
Trauma and deformity	$52,632	$41,655	$95,677	$79,521
Scoliosis	16,876	18,522	32,319	32,186
Sports medicine/other	1,000	905	1,873	1,786
Total	$70,508	$61,082	$129,869	$113,493

Net revenue increased $9.4 million, or 15%, from $61.1 million for the three months ended June 30, 2025 to $70.5 million for the three months ended June 30, 2026. Net revenue increased $16.4 million, or 14%, from $113.5 million for the six months ended June 30, 2025 to $129.9 million for the six months ended June 30, 2026. The increase during the three and six months ended June 30, 2026 was primarily driven by strong performance across global Trauma and Deformity and OP Specialty Bracing.

Trauma and deformity sales increased $11.0 million, or 26%, from $41.7 million during the three months ended June 30, 2025, to $52.6 million for the three months ended June 30, 2026, and sales increased $16.2 million, or 20%, from $79.5 million for the six months ended June 30, 2025 to $95.7 million for the six months ended June 30, 2026. The increase for the three and six month periods ended June 30, 2026 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlates, and Pega systems, the addition of 3P Hip, as well as continued OPSB growth. Scoliosis sales decreased $1.6 million, or 9%, from $18.5 million during the three months ended June 30, 2025, to $16.9 million for the three months ended June 30, 2026, and sales remained relatively flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease for the three month period ended June 30, 2026 was primarily driven by decreased revenue generated from 7D Technology as well as lower set sales to our international stocking distributors. These declines were partially offset by increased Response fusion revenue as well as the addition of Verteglide. Sports medicine / other increased $0.1 million, or 10%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and $0.1 million, or 5%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.1 million, or 6%, from $17.1 million for the three months ended June 30, 2025 to $18.1 million for the three months ended June 30, 2026. Cost of revenue increased $2.9 million, or 9%, from $31.2 million for the six months ended June 30, 2025 to $34.1 million for the six months ended June 30, 2026. The increase was due primarily to sales volume. Gross margin was 74% and 72% for the three months ended June 30, 2026 and June 30, 2025, respectively. Gross margin was 74% and 72% for the six months ended June 30, 2026 and June 30, 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.2 million, or 11%, to $21.3 million for the three months ended June 30, 2026 from $19.1 million for the three months ended June 30, 2025. Sales and marketing expenses increased $4.1 million, or 11%, to $39.8 million for the six months ended June 30, 2026 from $35.7 million for the six months ended June 30, 2025. The increase in the three and six months ended June 30, 2026 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 8%, from $30.4 million for the three months ended June 30, 2025 to $32.8 million for the three months ended June 30, 2026, and increased $3.1 million, or 5%, from $60.7 million for the six months ended June 30, 2025 to $63.8 million for the six months ended June 30, 2026. The increase for the three and six months ended June 30, 2026 was primarily due to the additional personnel supporting clinic expansions and small-scale acquisitions. General and administrative stock compensation decreased $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Depreciation and amortization expenses increased $0.4 million, or 7%, from $4.9 million for the three months ended June 30, 2025 to $5.3 million for the three months ended June 30, 2026, and increased $1.0 million, or 10%, from $9.7 million for the six months ended June 30, 2025 to $10.7 million for the six months ended June 30, 2026.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In connection with the 2024 Restructuring Plan, the Company recorded nominal restructuring expenses for the three and six months ended June 30, 2026 compared to $3.0 million for the three and six months ended June 30, 2025.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 8%, from $2.2 million for the three months ended June 30, 2025 to $2.3 million for the three months ended June 30, 2026, and slightly increased by 1%, from $4.5 million for the six months ended June 30, 2025 to $4.6 million for the six months ended June 30, 2026.

Total Other Expense (Income)

Other expense was $2.9 million for the three months ended June 30, 2026 compared to other income of $3.6 million for the three months ended June 30, 2025, a change of $6.5 million or 180%, and other expense was $5.4 million for the six months ended June 30, 2026 compared to other income of $4.1 million for the six months ended June 30, 2025, a change of $9.5 million, or 231%. The change for the three and six months ended June 30, 2026 was driven by additional interest expense in 2026 compared to 2025 and less interest income earned due to having less cash invested in 2026 compared to 2025, as well as changes in foreign exchange gains and losses. We incurred a foreign exchange transaction loss for the six months ended June 30, 2026 driven largely by the strengthening of the US Dollar against the Euro, whereas we incurred a foreign exchange transaction gain for the six months ended June 30, 2025 when the US Dollar weakened against the Euro.

Liquidity and Capital Resources

We have incurred operating losses since inception which resulted in negative cash flows used in operating activities of $2.4 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $293.1 million. We anticipate that our losses will continue in the near term as we continue to expand our product portfolio and invest in additional consigned implant and instrument sets to support our expansion into existing and new markets. Since inception, we have funded our operations primarily with proceeds from the sales of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of June 30, 2026, the Company is in compliance with all debt covenants. At June 30, 2026, we had cash and cash equivalents, restricted cash and short-term investments of $47.9 million.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,359)	$(14,618)
Net cash provided by (used in) investing activities	1,213	(9,532)
Net cash (used in) provided by financing activities	(1,351)	24,674
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	304
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,565)	$828

Cash Used in Operating Activities

Net cash used in operating activities was $2.4 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used for working capital was $3.5 million for the six months ended June 30, 2026 compared to $14.6 million for the six months ended June 30, 2025. The decrease in cash used in operating activities was primarily driven by lower inventory purchases as well as strong accounts receivable collections compared to the six months ended June 30, 2025.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $1.2 million compared to cash used in investing activities of $9.5 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 consisted primarily of the acquisitions of $5.9 million, purchases of property, plant and equipment of $5.8 million, offset by $13.0 million of proceeds from the sale of short-term marketable securities.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $1.4 million compared to cash provided by financing activities of $24.7 million for the six months ended June 30, 2025. The increase in cash used in financing activities was primarily driven by not drawing on debt compared to the six months ended June 30, 2025.

Indebtedness

Term Loan Agreement and Convertible Notes

On August 5, 2024, the Company signed a $100 million term loan and private placement arrangement with Braidwell LP by and among (i) the Company and other borrowers party to the Credit Agreement and Guaranty, (ii) Braidwell LP, and (iii) the financial institutions or other entities from time to time party thereto as Lenders. Terms of the financing include a $50 million term loan and $50 million of convertible notes. The term loan consists of an initial term loan of $25 million and access to a delayed draw term loan facility for an additional $25 million, subject to certain terms and conditions. The interest rate on the term loan is SOFR + 6.50% with the Company having the option to make a payment-in-kind interest payment equal to 1.00% per annum of the rate. Payments are interest only until the maturity date in August 2029. Included in the term loan are financial covenants to maintain cash in certain pledged accounts of at least 25% of the outstanding principal amount of the loan and to maintain certain minimum net product sales during the loan period.

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

On March 31, 2026, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into a First Amendment (the “Braidwell Amendment”) to that certain Credit Agreement and Guaranty (the “Term Loan Agreement”) dated August 5, 2024, by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP, as lenders, the other lenders from time to time party thereto, and Wilmington Trust, National Association, as agent. The Braidwell Amendment provides the

Company with incremental committed financing capacity by establishing a new delayed draw term loan facility in an aggregate principal amount not to exceed $20.0 million, which, subject to certain conditions set forth in the Braidwell Amendment, may be drawn until June 30, 2027, in minimum $10.0 million increments. The delayed draw structure allows the Company to access capital only as needed, supporting disciplined liquidity management and capital deployment. The facility features similar terms to those previously contained in the Term Loan Agreement, including: interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; interest-only until the August 5, 2029 maturity date; and certain financial covenants. The Company believes these terms provide an efficient and flexible source of capital while preserving near-term cash flow and is not required to draw on the delayed draw facility in connection with the Braidwell Amendment. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee, and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sale of Unregistered Securities.

On April 1, 2026, the Company issued 80,873 shares of its common stock, $0.00025 par value per share, in connection with the purchase of all the issued and outstanding share capital of a medical device distributor located in the UK. The shares were valued at $1,398,666, representing the closing share price per share on the date of issuance. The issuance of common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended. For more information, see the discussion under Note 3 - Business Combinations and Asset Acquisitions of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference.

On May 1, 2026, the Company issued 153,430 shares of its common stock, representing an aggregate value of approximately $2,398,000, to the members of MedTech Concepts LLC in lieu of the third anniversary payment otherwise required under the MedTech Purchase Agreement, dated May 1, 2023, by and among the Company, Kevin Unger, DINZE LLC, and the sole member of DINZE LLC. For more information, see the discussion under Note 3 - Business Combinations and Asset Acquisitions of the notes to the condensed consolidated financial statements included in Item 1. Financial Statements of Part I of this quarterly report on Form 10-Q, which discussion is incorporated herein by reference. The issuance of the common stock was made in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

August 5, 2026	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2026	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)