Form 10-Q
period 2026-09-30
ORTHOPEDIATRICS CORP
filed 2026-10-28
CIK 1425450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, the registrant had 26,110,476 outstanding shares of common stock, $0.00025 par value per share.

OrthoPediatrics Corp.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$17,141	$19,556
Restricted cash	710	2,064
Short-term investments	27,088	41,295
Accounts receivable - trade, net of allowances of $1,619 and $1,501, respectively	59,543	53,838
Inventories, net	141,864	133,790
Prepaid expenses and other current assets	6,895	5,876
Total current assets	253,241	256,419

Property and equipment, net	46,941	49,555
Other assets:
Amortizable intangible assets, net	61,668	64,802
Goodwill	118,586	109,269
Other intangible assets	12,200	12,909
Other non-current assets	16,451	15,676
Total other assets	208,905	202,656

Total assets	$509,087	$508,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$24,485	$18,786
Accrued compensation and benefits	16,657	13,693
Current portion of long-term debt with affiliate	174	170
Current portion of acquisition installment payable	1,691	2,194
Other current liabilities	12,625	11,354
Total current liabilities	55,632	46,197
Long-term liabilities:
Long-term term loan	48,560	48,189
Long-term convertible note	48,961	48,486
Long-term debt with affiliate, net of current portion	152	283
Other long-term debt, net of current portion	515	2,862
Acquisition installment payable, net of current portion	3,053	2,898
Deferred income taxes	3,140	3,582
Other long-term liabilities	9,724	9,537
Total long-term liabilities	114,105	115,837

Total liabilities	169,737	162,034

Stockholders' equity:
Common stock, $0.00025 par value; 50,000,000 shares authorized; 26,115,126 shares and 25,093,792 shares issued as of September 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	637,299	622,325
Accumulated deficit	(298,992)	(275,212)
Accumulated other comprehensive income (loss)	1,036	(523)
Total stockholders' equity	339,350	346,596
Total liabilities and stockholders' equity	$509,087	$508,630

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$72,661	$61,250	$202,530	$174,743
Cost of revenue	18,685	15,976	52,798	47,188
Gross profit	53,976	45,274	149,732	127,555
Operating expenses:
Sales and marketing	23,096	18,652	62,860	54,327
General and administrative	32,029	29,155	95,866	89,878
Intangible asset impairment	611	2,268	611	2,268
Restructuring	—	2,294	1	5,305
Research and development	2,465	2,333	7,021	6,843
Total operating expenses	58,201	54,702	166,359	158,621

Operating loss	(4,225)	(9,428)	(16,627)	(31,066)
Other expense (income):
Interest expense, net	2,617	1,822	7,248	4,064
Fair value adjustment of contingent consideration	(814)	—	(814)	—
Other expense (income), net	11	648	765	(5,705)
Total other expense (income), net	1,814	2,470	7,199	(1,641)

Net loss before income taxes	$(6,039)	$(11,898)	$(23,826)	$(29,425)
Income tax (benefit) charge	(109)	(125)	(46)	120
Net loss	$(5,930)	$(11,773)	$(23,780)	$(29,545)
Weighted average shares outstanding
Basic and diluted	24,153,621	23,565,779	23,964,171	23,420,158
Net loss per share
Basic and diluted	$(0.25)	$(0.50)	$(0.99)	$(1.26)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,930)	$(11,773)	$(23,780)	$(29,545)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,080)	1,231	1,829	6,937
Unrealized (loss) gain on short-term investments	(123)	112	(393)	208
Adjustment for realized gains (losses) on short-term investments	7	(26)	123	(1)
Other comprehensive income (loss), net of tax	(2,196)	1,317	1,559	7,144
Comprehensive loss	$(8,126)	$(10,456)	$(22,221)	$(22,401)

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2026	25,093,792	$6	$622,325	$(275,212)	$(523)	$346,596
Net loss	—	—	—	(10,687)	—	(10,687)
Other comprehensive loss	—	—	—	—	(881)	(881)
Restricted stock	496,378	—	3,427	—	—	3,427
Issuance of common stock	14,730	—	257	—	—	257
Balance at March 31, 2026	25,604,900	$6	$626,009	$(285,899)	$(1,404)	$338,712
Net loss	—	—	—	(7,163)	—	(7,163)
Other comprehensive income	—	—	—	—	4,636	4,636
Stock portion of MedTech anniversary payment	153,430	—	2,398	—	—	2,398
Restricted stock	272,223	1	3,631	—	—	3,632
Issuance of common stock	80,873	—	1,399	—	—	1,399
Balance at June 30, 2026	26,111,426	$7	$633,437	$(293,062)	$3,232	$343,614
Net loss	—	—	—	(5,930)	—	(5,930)
Other comprehensive loss	—	—	—	—	(2,196)	(2,196)
Restricted stock	3,700	—	3,862	—	—	3,862
Balance at September 30, 2026	26,115,126	$7	$637,299	$(298,992)	$1,036	$339,350

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Three and Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	24,217,508	$6	$600,897	$(235,564)	$(10,773)	$354,566
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(853)	(853)
Restricted stock	601,547	—	3,859	—	—	3,859
Issuance of common stock	8,922	—	233	—	—	233
Balance at March 31, 2025	24,827,977	$6	$604,989	$(246,223)	$(11,626)	$347,146
Net loss	—	—	—	(7,113)	—	(7,113)
Other comprehensive gain	—	—	—	—	6,680	6,680
Restricted stock	178,552	—	5,252	—	—	5,252
Issuance of common stock	55,143	—	1,261	—	—	1,261
Stock portion of MedTech anniversary payment	10,830	—	226	—	—	226
Capital contribution associated with reclassification of MedTech liability to equity	—	—	2,062	—	—	2,062
Balance at June 30, 2025	25,072,502	$6	$613,790	$(253,336)	$(4,946)	$355,514
Net loss	—	—	—	(11,773)	—	(11,773)
Other comprehensive income	—	—	—	—	1,317	1,317
Restricted stock	4,828	—	4,251	—	—	4,251
Balance at September 30, 2025	25,077,330	$6	$618,041	$(265,109)	$(3,629)	$349,309

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(23,780)	$(29,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill and other intangible asset impairments	611	4,163
Depreciation and amortization	17,048	15,517
Stock-based compensation	12,592	13,362
Fair value adjustment of contingent consideration	(814)	—
Accretion of acquisition installment payable	365	105
Deferred income taxes	(393)	120
Non-cash other	695	(88)
Changes in certain operating assets and liabilities:
Accounts receivable - trade	(4,717)	(8,270)
Inventories	(4,922)	(7,893)
Prepaid expenses and other current assets	(579)	176
Accounts payable - trade	5,299	(1,961)
Accrued expenses and other liabilities	1,816	790
Other	(1,074)	(1,675)
Net cash provided by (used in) operating activities	2,147	(15,199)

INVESTING ACTIVITIES
Other acquisitions, including clinics, net of cash acquired	(8,410)	(8,852)
Sale of short-term marketable securities	15,000	—
Investment in private companies and purchases of licenses	(810)	(2,007)
Purchase of short-term marketable securities	—	(15,000)
Purchases of property and equipment	(8,716)	(10,511)
Net cash used in investing activities	(2,936)	(36,370)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	25,000
Payment on debt issuance costs	(289)	—
Payments on mortgage notes	(127)	(119)
Payments on acquisition notes	(2,464)	(489)
Net cash (used in) provided by financing activities	(2,880)	24,392

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	284

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,769)	(26,893)

Cash, cash equivalents and restricted cash, beginning of year	$21,620	$45,777
Cash, cash equivalents and restricted cash, end of period	$17,851	$18,884

	2026	2025
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,646	$4,562
Transfer of instruments between property and equipment and inventory	$2,611	$1,881
Right-of-use assets obtained in exchange for lease liabilities	$2,838	$4,812
Issuance of common shares to settle an obligation with a vendor	$—	$1,261
Issuance of common shares for MedTech installment	$2,398	$226
Issuance of common shares in connection with acquisitions	$1,656	$—
Issuance of common shares in connection with Boston O&P acquisition	$—	$233
Capital contribution associated with reclassification of MedTech liability to equity	$—	$2,062

See notes to condensed consolidated financial statements.

ORTHOPEDIATRICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars In Thousands, Except Share and Per Share Data)
NOTE 1 – BUSINESS

OrthoPediatrics Corp., a Delaware corporation, is a medical device company committed to designing, developing and marketing anatomically appropriate implants, instruments and specialized braces for children with orthopedic conditions to various hospitals and medical facilities throughout the United States and various international markets, giving pediatric orthopedic surgeons and caregivers the ability to treat children with technologies specifically designed to meet their needs, including PediLoc®, PediPlates®, Cannulated Screws, PediFlexTM nail, PediNailTM, PediLoc® Tibia, ACL Reconstruction System, Locking Cannulated Blade, Locking Proximal Femur, Spica Tables, RESPONSETM Spine, BandLocTM, Pediatric Nailing Platform | Femur, Devise Rail, Orthex®, The Fassier-Duval Telescopic Intramedullary System®, SLIMTM Nail, The GAP NailTM, The Free Gliding SCFE Screw SystemTM, GIRO™ Growth Modulation System, PNP Tibia System, ApiFix® Mid-C System, Mitchell Ponseti®, VerteGlideTM, and Boston Brace 3D® specialized bracing products. We currently use a contract manufacturing model for the manufacturing of implants and related surgical instrumentation while our orthopedic bracing products are typically manufactured in-house. We also operate multiple O&P clinics delivering leading pediatric non-surgical O&P treatment.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

The accompanying condensed consolidated financial statements have been prepared assuming our Company will continue as a going concern. We have experienced recurring losses from operations since our inception and had an accumulated deficit of $298,992 and $275,212 as of September 30, 2026 and December 31, 2025, respectively. Management continues to monitor cash flows and liquidity on a regular basis. We believe that our cash balance at September 30, 2026 and expected cash flows from operations for the next twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements, including borrowings available under our First Amendment to the Term Loan Agreement (See Note 6 - Debt and Credit Arrangements for additional information), are sufficient to enable us to maintain current and essential planned operations for more than the next twelve months.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual periods beginning after December 15, 2026. We are currently evaluating the effect of this ASU on our consolidated financial statements and disclosures.

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

During the year ended December 31, 2024, we paid the first anniversary payment consisting of $1,250 in cash and issued 4,288 shares of our common stock approximating $133, both of which reduced the amount of the acquisition installment payable on our consolidated balance sheet. In addition, we issued 38,594 unregistered shares of our common stock to one individual on the first anniversary date in exchange for their continued service through the vesting date which had been accounted for as stock-based compensation expense in the post-combination consolidated financial statements.
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

During the year ended December 31, 2025, the Company paid the second anniversary payment by issuing 10,830 unregistered shares of our common stock approximating $226 to one of the sellers, which reduced the amount of the acquisition installment payable on our consolidated balance sheet. In addition, we issued 97,467 unregistered shares of our common stock, approximately $1,250 in value, of which 50% had previously been recognized as stock-based compensation expense in the post-combination consolidated financial statements, and the other 50% had been recorded within the acquisition installment payable on the consolidated balance sheet. We also recorded a capital contribution for $2,062 upon execution of the MedTech Amendment, which represented the present value of the fixed cash payments that would be paid at the third and fourth anniversary dates, and derecognized the related acquisition installment payable which had previously been recorded on our consolidated balance sheet.

In May 2026, in settlement of the third anniversary payment, we issued an aggregate of 153,430 shares of our common stock, which reduced the share-settled liability and increased additional paid-in capital by $2,398. As of September 30, 2026 and December 31, 2025, the Company has recorded a share-settled liability of $1,181 and $1,982, respectively, related to the MedTech Amendment, of which $1,181 and $1,752, respectively, is recorded as a current liability.

Boston Brace International, Inc.

In 2025, Boston Brace International, Inc. ("Boston O&P"), a wholly-owned subsidiary of the Company, purchased all the issued and outstanding membership interest or acquired the assets of multiple orthotic and prosthetic device clinics. Total consideration for all O&P clinics acquired was approximately $9,042, which was comprised of cash of $6,796 and promissory notes in the original principal amount of $2,475, with a weighted average interest rate of 4.9% per annum. The sellers may also be entitled to an earnout of up to $1,475, if gross revenues exceed a threshold in the first year after closing. The seller promissory notes may also be subject to adjustments if gross revenue targets are not achieved in the first year after the applicable closing. We allocated $2,268 to customer relationship intangible assets and $5,680 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price for certain of these clinic acquisitions that closed in the fourth quarter of 2025 is considered preliminary.

OP EU B.V.

In July 2025, OP EU B.V., a wholly-owned Netherlands based subsidiary of the Company, purchased all of the issued and outstanding share capital of orthotic and prosthetic device clinics located in Ireland. Total consideration was approximately EUR 1,473 which was comprised of cash of EUR 1,200 and a promissory note in the original principal amount of EUR 390, with an interest rate of 4.0% per annum. The seller promissory note may be subject to adjustments if net sales targets are not achieved. We allocated EUR 390 to customer relationship intangible assets and EUR 1,101 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed.

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

Under the terms of the LOC Purchase Agreement, OrthoPediatrics EU Limited paid to the Sellers: (i) GBP 5,083 in cash, net of cash acquired of GBP 317; and (ii) GBP 600 pursuant to promissory notes with interest at the rate of 4.5% per annum, payable in full on the 1-year anniversary of the closing. The Sellers may also be entitled to an earnout payment of up to GBP 1,700, if certain financial performance metrics of LOC and its subsidiaries exceed a threshold in the first year after closing, for which the Company recorded a contingent consideration liability of GBP 420 at closing. We allocated GBP 4,660 to goodwill, GBP 840 to customer relationship intangible assets, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

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

In July 2026, OrthoPediatrics EU Limited purchased all of the issued and outstanding share capital of a manufacturer of medical devices for spinal disorders. This acquisition expands the Company's scoliosis product line and creates a larger footprint in the UK. The Company paid GBP 2,262 in total consideration for the stock, which was comprised of GBP 1,962 of cash and a promissory note in the original principal amount of GBP 300 payable in four quarterly installments with interest at the rate of 5.0% per annum. The sellers may also be entitled to an earnout payment of up to GBP 238, if certain financial performance metrics exceed a threshold in the first year after closing. We allocated GBP 1,196 to goodwill, GBP 395 to customer relationship intangible assets, and the rest to net working capital and other assets acquired and liabilities assumed. The allocation of the purchase price is considered preliminary.

Orthopediatrics do Brasil Ltda.

On November 25, 2025, Orthopediatrics do Brasil Ltda., a wholly-owned Brazil based subsidiary of the Company, purchased all of the issued and outstanding share capital of Follow Med Distribuidora de Produtos Médicos Ltda., Follow Med Sul Distribuidora Produtos Medicos Ltda., and Implant Safe Tech Ltda. (collectively "Follow Med"), a local distributor. Total consideration was approximately BRL 41,552 which is comprised of BRL 23,128 of upfront cash, 14,594 shares of the Company's common stock representing approximately BRL 1,329, and approximately BRL 24,023 in anniversary payments, or approximately BRL 17,043 after giving effect to the time value of money. The total consideration transferred, as calculated after discounting future payments to present value, is preliminary and subject to certain limitations and customary adjustments. The Company is obligated to make anniversary payments of: (i) BRL 2,762 on the first anniversary of the closing date, and (ii) BRL 5,315 on each of the subsequent four anniversaries of the closing date. All anniversary payments are to be made in a combination of cash and shares of our common stock. As of September 30, 2026 and December 31, 2025, we recorded a current portion of these future anniversary payments of USD $511 and USD $442, respectively, within current portion of acquisition installment payable, and USD $3,053 and USD $2,668, respectively, within acquisition installment payable, net of current portion on our condensed consolidated balance sheets.

We allocated BRL 6,990 to customer relationship intangible assets, BRL 1,440 to non-compete agreements, BRL 6,312 to goodwill, and the rest to net working capital and other assets acquired and liabilities assumed, including inventories of BRL 30,530. The allocation of the purchase price is considered preliminary.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

Total
Goodwill at January 1, 2026	$109,269
Clinic and other acquisitions	7,749
Foreign currency translation impact	1,568
Goodwill at September 30, 2026	$118,586

Intangible Assets

As of September 30, 2026, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	8.5 years	$51,058	$(21,912)	$29,146
Intellectual Property & Capitalized Software	6.5 years	16,057	(6,803)	9,254
Customer Relationships & Other	9.2 years	28,722	(7,604)	21,118
License Agreements	2.6 years	10,865	(8,715)	2,150
Total amortizable assets		$106,702	$(45,034)	$61,668

As of December 31, 2025, the balances of amortizable intangible assets were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents	9.3 years	$49,939	$(18,854)	$31,085
Intellectual Property & Capitalized Software	7.1 years	16,056	(5,642)	10,414
Customer Relationships & Other	9.7 years	26,278	(6,107)	20,171
License Agreements	2.5 years	10,453	(7,321)	3,132
Total amortizable assets		$102,726	$(37,924)	$64,802

Licenses are tied to product launches and do not begin amortizing until the product is launched to the market.

Trademarks are non-amortizing intangible assets which were $12,200 and $12,909 as of September 30, 2026 and December 31, 2025, respectively. Trademarks are recorded in Other intangible assets on the condensed consolidated balance sheets. The change in balance during the nine months ended September 30, 2026 was primarily driven by impairment charges related to our ApiFix Ltd. ("ApiFix") and MedTech trademark assets.

During 2026 and 2025, management completed a quantitative analysis whereby we determined the fair value of certain of our trademark assets were below their respective carrying values. We recorded an impairment charge of $611 and $2,268 for the nine months ended September 30, 2026 and 2025, respectively, to reduce the carrying amount of the intangible assets to their estimated fair value.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$12,052	$—	$12,052
Treasury Bonds	$10,805	$—	$—	$10,805
Asset-Backed Securities	$—	$3,945	$—	$3,945
Exchange Mutual Funds	$286	$—	$—	$286
Financial Liabilities
Contingent consideration	$—	$—	$21	$21

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Short-term investments
Corporate Bonds	$—	$17,852	$—	$17,852
Treasury Bonds	$16,956	$—	$—	$16,956
Asset-Backed Securities	$—	$6,058	$—	$6,058
Exchange Mutual Funds	$429	$—	$—	$429

The Company's Level 1 assets consist of short-term, liquid investments with original maturity of three months or less at inception and other short-term investments which are comprised of exchange traded mutual funds, and US treasury bonds.

The Company's Level 2 assets pertain to certain asset-backed securities, collateralized by non-mortgage-related consumer debt, or corporate bonds. These securities are predominantly priced by third parties, either by a pricing vendor or dealer with significant inputs observable in active markets.

The Company's Level 3 instruments consist of contingent consideration. The fair value of the contingent consideration liability assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not always observable in the market, such as forecasted annual revenues, expected volatility and discount rates. The adjustments in the fair value of the contingent consideration payments included an income adjustment of $814 for the three and nine months ended September 30, 2026, which are recorded in fair value adjustment of contingent consideration on the condensed consolidated statement of operations. The change in estimate largely relates to the sales performance of certain acquired businesses discussed in Note 3 - Business Combinations and Asset Acquisitions as compared to the initial best estimate recorded at closing of the related acquisition.

NOTE 6 - DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2026	December 31, 2025
Term loan and Final Payment	$51,000	$51,000
Convertible note	50,000	50,000
Mortgage payable to affiliate	326	453
Acquisition note payable	3,279	4,557
Total debt	104,605	106,010
Less: debt discount and issuance costs	3,479	4,326
Less: current maturities	2,938	1,866
Long-term debt, net of current maturities	$98,188	$99,818

Braidwell Term Loan

On August 5, 2024, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into that certain Credit Agreement and Guaranty (the “Term Loan Agreement”), by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP (“Braidwell”), as lenders, the other lenders from time to time party thereto (together with Braidwell, the “Term Lenders”), and Wilmington Trust, National Association, as agent (the “Term Agent”). The Term Loan Agreement provides for (i) an initial term loan facility in the initial principal amount of $25,000, which was funded in its entirety on August 12, 2024 and (ii) a delayed draw term loan facility (the “DDTL”) in an aggregate principal amount not to exceed $25,000, which, subject to certain conditions set forth in the Term Loan Agreement, may be drawn until August 5, 2025. On June 27, 2025, the Company drew the delayed draw term loan in the amount of $25,000.

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

The Term Loan Agreement includes customary conditions to borrowing, representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Credit Parties’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Term Loan Agreement also has financial covenants requiring the Credit Parties to (i) maintain at all times unrestricted cash held in US accounts subject to Term Lenders’ first priority lien equal to at least 25% of the aggregate principal amount of any outstanding Term Loans and (ii) maintain certain minimum net product sales over a trailing twelve month period as set forth therein.

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

On March 31, 2026, the Credit Parties entered into a First Amendment (the “Braidwell Amendment”) to the Term Loan Agreement. The Braidwell Amendment establishes a new delayed draw term loan facility in an aggregate principal amount not to exceed $20,000, which, subject to certain conditions set forth in the Braidwell Amendment, may be drawn until June 30, 2027, in minimum $10,000 increments. The facility features similar terms to those previously contained in the Term Loan Agreement, including: (a) interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; (b) a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; (c) interest-only until the August 5, 2029 maturity date; and (d) certain financial covenants. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement. No amounts had been drawn under the Braidwell Amendment as of September 30, 2026.

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

Other Debt

In connection with the purchase of our office and warehouse space in Warsaw, Indiana in August 2013, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron Capital, LLC ("Squadron"). Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $16 with interest compounded at 5% until maturity in 2028, at which time a final payment of remaining principal and interest is due. At September 30, 2026, the mortgage balance was $326 of which current principal of $174 was included in the current portion of long-term debt. As of December 31, 2025, the mortgage balance was $453 of which current principal due of $170 was included in the current portion of long-term debt.

The aggregate interest expense, including non-cash amortization of debt discount and debt issuance costs, relating to the mortgage note payable to Tawani Enterprises Inc., the term loan with Braidwell, and the convertible note with Braidwell, was $6,503 and $5,205 for the nine months ended September 30, 2026 and 2025, respectively.

Acquisition Promissory Notes

As a result of multiple acquisitions between 2024 and 2026, as part of the consideration transferred, the Company issued promissory notes to the previous owners. As of September 30, 2026 and December 31, 2025, we have recorded liabilities of $3,279 and $4,557, respectively, related to these promissory notes, of which $2,764 and $1,696, respectively, are classified as short-term within other current liabilities on our condensed consolidated balance sheets. The payments are paid in installments with interest rates ranging from 4.0% to 5.0% per annum. See Note 3 - Business Combinations and Asset Acquisitions for additional information.

NOTE 7 - INCOME TAXES

The Company utilizes an estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss).

For the nine months ended September 30, 2026, the income tax benefit was $46 compared to tax expense of $120 for the nine months ended September 30, 2025. Our effective income tax rate was 0.19% and (0.40)% for the nine months ended September 30, 2026 and 2025, respectively. The higher effective tax rate is primarily due to tax benefits on projected current Canadian losses, partially offset by other foreign discrete tax expenses compared to prior period.

The deferred tax assets are offset by a valuation allowance at September 30, 2026, with the exception of certain deferred tax liabilities in Canada and in the UK. The Company has recorded tax benefit for income generated in Canada during the nine months ended September 30, 2026.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

The Company is currently under examination by the Internal Revenue Service for the year ended December 31, 2024. The Company was notified of this examination in the fourth quarter of 2026. The Company is in the early stages of evaluating the scope and potential impact of this examination.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock

Our restricted stock activity and related information are summarized as follows:

		Weighted-Average		Weighted-Average
	Restricted	Remaining	Restricted	Remaining
	Stock	Contractual Terms	Stock	Contractual Terms
	Awards	(in Years)	Units	(in Years)
Outstanding at January 1, 2026	1,508,093	1.4	20,965	1.4
Granted	791,491		8,700
Forfeited	(22,705)		(1,400)
Vested	(320,209)		(3,515)
Outstanding at September 30, 2026	1,956,670	1.5	24,750	1.4

At September 30, 2026, there was $21,498 of unrecognized compensation expense remaining related to our service-based restricted stock awards and restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years or earlier upon an elimination of the restriction period as a result of a change in control event.

Stock-based compensation expense on restricted stock amounted to $4,419 and $4,251 for the three months ended September 30, 2026 and 2025, respectively and $12,592 and $13,362 for the nine months ended September 30, 2026 and 2025, respectively.

In connection with its approval of the Term Loan Agreement, Braidwell Purchase Agreement, the Indenture and Notes, on August 2, 2024, the Board of Directors of the Company also approved a stock repurchase program of up to $5,000 in aggregate investment of the Company’s outstanding common stock, contingent upon the closing of the Term Loan and the Notes. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. No shares have been purchased under this program as of September 30, 2026. The dollar limit on repurchases under the program after December 31, 2024 was reduced to $250 per annum.

NOTE 9 – NET LOSS PER SHARE

The following is a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(5,930)	$(11,773)	$(23,780)	$(29,545)

Weighted average shares outstanding for basic and diluted	24,153,621	23,565,779	23,964,171	23,420,158
Net loss per share - basic and diluted	$(0.25)	$(0.50)	$(0.99)	$(1.26)

Our basic and diluted net loss per share is computed using the two-class method. For purposes of our equity disclosures and calculation of weighted average shares for basic earnings per share calculations, the two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock that includes non-forfeitable rights to dividends is considered participating securities.

For the periods presented with a net loss, the weighted average shares outstanding remained consistent between basic and diluted as the effect of any outstanding common stock equivalents would have been anti-dilutive. The Company had 1,981,420 and 1,530,550 contingently issuable and convertible equity shares excluded from the calculation of diluted net loss per share as of September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. No individual customer accounted for more than 10% of total product sales for the three and nine months ended September 30, 2026 or 2025. No individual customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2026 and December 31, 2025.

Product sales by source were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2026	2025	2026	2025
U.S.	$57,890	$48,718	$157,990	$137,757
International	14,771	12,532	44,540	36,986
Total	$72,661	$61,250	$202,530	$174,743

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2026	2025	2026	2025
Trauma and deformity	$52,623	$44,143	$148,300	$123,665
Scoliosis	19,172	16,261	51,490	48,447
Sports medicine/other	866	846	2,740	2,631
Total	$72,661	$61,250	$202,530	$174,743

NOTE 11 - RELATED PARTY TRANSACTIONS

We currently use Structure Medical, LLC (“Structure Medical”) as one of our suppliers. Structure Medical is affiliated with Squadron (the Company's largest investor) and a supplier with which we maintain certain long-term agreements. We made aggregate payments to Structure Medical for inventory purchases of $256 and $1,141 for the three months ended September 30, 2026 and 2025, respectively and $1,099 and $1,930 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Restructuring

In connection with the global restructuring plan that was initiated in the fourth quarter of 2024, the Company has a restructuring accrual of $448 and $808 as of September 30, 2026 and December 31, 2025, respectively, either within accrued expenses and other current liabilities or other long-term liabilities on its condensed consolidated balance sheet.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business.

IMED Surgical - Software Ownership Dispute

On October 16, 2020, the Company, its wholly-owned subsidiary, Orthex, LLC (“Orthex”), the Company’s largest investor, Squadron, and certain other defendants, were named in a lawsuit filed by IMED Surgical, LLC, a New Jersey company ("IMED"), in Broward County, Florida Circuit Court. In the lawsuit, IMED claims, among other things, that it is the rightful owner of certain patented point-and-click planning software being used by the Company, Orthex and Squadron (specifically, U.S. Patent No. 10,258,377 (titled “Point and click alignment method for orthopedic surgeons, and surgical and clinical accessories and devices,” issued on April 16, 2019) (hereinafter, the “’377 Patent”)).

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

Purchase Obligations and Performance Requirements

As a result of entering into a license agreement for the exclusive distribution of the 7D Surgical FLASHTM Navigation platform during 2021, the Company agreed to a minimum purchase commitment for the first twelve months of that agreement. Additionally, the contract requires future purchase commitments based upon a percentage of historical purchases. As a result and as of September 30, 2026, the remaining purchase commitments under the agreement were $364 for the year ending December 31, 2026 and $1,456 future purchase commitments are required for the years ending December 31, 2027 and December 31, 2028, respectively.

On July 20, 2021, we entered into an amended license agreement, resulting in a five-year extension of our exclusive distribution rights of the FIREFLY Technology. As a component of the agreement the Company was required to meet minimum performance metrics, measured by the number of spine procedures in the fiscal year which used the FIREFLY products against the annual requirement in the agreement. This included any scheduled surgeries whereby the Company had committed to payment of the product. The number of required surgeries varied each year of the agreement. In 2025, the agreement was amended and extended through 2030. The amended agreement modified the minimum performance metrics to be based on a purchase requirement of $3,500 annually through 2030 instead of the number of spine procedures. The amended threshold of units purchased was met in 2025, so there was no shortfall recorded during 2025. We have purchased over our $3,500 requirement during the nine months ended September 30, 2026, leaving no further requirement for 2026.

Royalties

As of September 30, 2026, we are contracted to pay royalties to individuals and entities that provide research and development services, which range from 0.25% to 20% of sales.

We have products in development that have royalty commitments. In any development project, there are significant variables that will affect the amount and timing of these payments and as of September 30, 2026, we have not been able to determine the amount and timing of payments. We do not anticipate these future payments will have a material impact on our financial results.

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

We sell implants, instruments and specialized braces to our customers for use by pediatric orthopedic surgeons, orthotists or physical therapists to treat orthopedic conditions in children. We provide our implants in sets that consist of a range of implant sizes and include the instruments necessary to perform the surgical procedure. In the United States and a few selected international markets, our customers typically expect us to have full sets of implants and instruments on site at each hospital but do not purchase the implants until they are used in surgery. Accordingly, we must make an up-front investment in inventory of consigned implants and instruments before we can generate revenue from a particular hospital and we maintain substantial levels of inventory at any given time. We operate over 60 orthotic and prosthetic ("O&P") clinics in the United States serving children's hospitals in numerous states. In the international markets where we sell to stocking distributors or in the case of our braces, we transfer control of our products to the distributor or customer when title passes upon shipment.

We currently market over 95 surgical and specialized bracing systems that serve three of the largest categories within the pediatric orthopedic market: (i) trauma and deformity correction, (ii) scoliosis and (iii) sports medicine. We manufacture the majority of our orthopedic bracing products and we rely on a broad network of third parties to manufacture the components of our surgical products, which we then inspect and package. We believe our innovative products promote improved surgical accuracy, increase consistency of outcomes and enhance surgeon confidence in achieving high standards of care. In the future, we expect to expand our product offering within these categories, as well as to address additional categories of the pediatric orthopedic market.

The majority of our revenue from implants, instruments, and specialized braces has been generated in the United States. Our global sales management organization leads a network of sales agencies, stocking distributors as well as direct sales representatives. We sell our implants and instruments through a network of multiple direct sales representatives as well as over 30 independent sales agencies employing over 240 sales representatives specifically focused on pediatrics. These independent sales agents are trained by us, distribute our products and are compensated through sales-based commissions and performance bonuses. We do not sell our products through or participate in physician-owned distributorships, or PODs. The specialty bracing revenue generated in the United States is from selling our bracing products directly to orthopedic surgeons, orthotists, physical therapists or, at certain times, directly to the end customer.

We market and sell our products internationally in over 75 countries, through independent stocking distributors and sales agencies. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. In 2017, we began to supplement our international stocking distributors with sales agencies using direct sales programs in the United Kingdom, Ireland, Australia and New Zealand where we sell directly to the hospitals. We began selling direct to Canada in September 2018, Belgium and the Netherlands in January 2019, Italy in March 2020 and Germany, Switzerland and Austria in January 2021. In order to further enhance our operations in Europe, we established operating companies in the Netherlands and Germany in March 2019 and April 2022, respectively. In 2023 and 2024, we hired operating and sales representatives in Germany as salaried employees to better serve our customers and opened warehouses in Germany and Australia in 2024. In 2025, we opened a warehouse in the Netherlands. In November 2025, we established a legal entity in Brazil to sell and distribute directly to the local market. In June 2026, we expanded into India and in August 2026, we closed our warehouse in Germany and consolidated operations into the Netherlands warehouse. These arrangements have generated an increase in revenue and gross margin.

We believe there are significant opportunities for us to strengthen our position in U.S. and international markets by increasing investments in consigned implant and instrument sets, strengthening our global sales and distribution infrastructure, and expanding our product offering as well as our O&P clinic network.

Our global inventory, which primarily consists of implants and instruments held in our warehouses, with third-party independent sales agencies or distributors, or consigned directly with hospitals, is considered finished goods and is purchased from third parties. The majority of this inventory is non-sterile, metallic implants and instruments that do not have an expiration date or shelf life. We continuously monitor our global inventory for excess or obsolete items in relation to estimated forecasted product demand and product life cycles. Revenue is not recognized at the time of consignment, as we maintain control over the inventory. Revenue is recognized only upon implantation, at which point an invoice is issued. During 2026, the Company recorded adjustments to revenue related to finalization of payer reimbursement rates applicable to prior-period services. For the nine months ended September 30, 2026, consignment sales accounted for approximately 66% of our total net sales. Inventory held on consignment at sales agencies, distributors, or other customers is approximately 60% of gross inventory.

Social Impact

OrthoPediatrics was founded on the cause of impacting the lives of children with orthopedic conditions. Since inception we have impacted the lives of 1,425,000 children, when including those served by our acquired companies. We believe we should continue to expand our social impact, create an inclusive culture, and ensure good corporate governance practices.

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

Trends and Uncertainties

From time to time we acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. As a result of these transactions, we may record certain intangible assets, including goodwill and trademarks, which are subject to annual impairment testing. Fair value is based on our current assessment of the expected future cash flows based on recent results and other specific market factors. During each of the past 5 years, the annual impairment testing determined that it was more likely than not the fair value of certain of our trademark assets were less than the associated carrying value. Subsequently, the Company completed a quantitative analysis and concluded that the fair value was in fact less than the carrying value and partial impairment losses of $0.6 million, $4.2 million, $1.8 million, $1.0 million and $3.6 million were recorded in 2026, 2025, 2024, 2023, and 2022, respectively. We believe that the expected future cash flows in the most recent calculations represent management’s best estimate; however, if actual results differ materially from these estimates, we could record an additional impairment charge which could be material to our consolidated financial statements and have an adverse impact on our results of operations.

We encourage the readers of this document to read our risk factors in their entirety contained in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 4, 2026 and in other reports filed with the SEC that discuss the risks and factors that may affect our business.

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase (Decrease)%		2026	2025	Increase (Decrease)%
Net revenue	$72,661	$61,250	$11,411	19%	$202,530	$174,743	$27,787	16%
Cost of revenue	18,685	15,976	2,709	17%	52,798	47,188	5,610	12%
Sales and marketing expenses	23,096	18,652	4,444	24%	62,860	54,327	8,533	16%
General and administrative expenses	32,029	29,155	2,874	10%	95,866	89,878	5,988	7%
Intangible asset impairment	611	2,268	(1,657)	(73)%	611	2,268	(1,657)	(73)%
Restructuring	—	2,294	(2,294)	(100)%	1	5,305	(5,304)	(100)%
Research and development expenses	2,465	2,333	132	6%	7,021	6,843	178	3%
Other expense (income), net	1,814	2,470	(656)	(27)%	7,199	(1,641)	8,840	539%
Provision for income taxes (benefit)	(109)	(125)	16	(13)%	(46)	120	(166)	(138)%
Net loss	$(5,930)	$(11,773)	$5,843	50%	$(23,780)	$(29,545)	$5,765	20%

Net Revenue

The following tables set forth our net revenue by geography and product category for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by geographic location:	2026	2025	2026	2025
U.S.	$57,890	$48,718	$157,990	$137,757
International	14,771	12,532	44,540	36,986
Total	$72,661	$61,250	$202,530	$174,743
	Three Months Ended September 30,		Nine Months Ended September 30,
Product sales by category:	2026	2025	2026	2025
Trauma and deformity	$52,623	$44,143	$148,300	$123,665
Scoliosis	19,172	16,261	51,490	48,447
Sports medicine/other	866	846	2,740	2,631
Total	$72,661	$61,250	$202,530	$174,743

Net revenue increased $11.4 million, or 19%, from $61.2 million for the three months ended September 30, 2025 to $72.7 million for the three months ended September 30, 2026. Net revenue increased $27.8 million, or 16%, from $174.7 million for the nine months ended September 30, 2025 to $202.5 million for the nine months ended September 30, 2026. The increase during the three and nine months ended September 30, 2026 was primarily driven by strong performance across global Trauma and Deformity and OP Specialty Bracing.

Trauma and deformity sales increased $8.5 million, or 19%, from $44.1 million during the three months ended September 30, 2025, to $52.6 million for the three months ended September 30, 2026, and sales increased $24.6 million, or 20%, from $123.7 million for the nine months ended September 30, 2025 to $148.3 million for the nine months ended September 30, 2026. The increase for the three and nine months ended September 30, 2026 was primarily driven by strong growth across numerous product lines, specifically our Cannulated Screws, PNP Femur, PediPlates, the addition of 3P Hip, as well as continued OP Specialty Bracing (OPSB) growth. Scoliosis sales increased $2.9 million, or 18%, from $16.3 million during the three months ended September 30, 2025, to $19.2 million for the three months ended September 30, 2026, and sales increased $3.0 million, or 6%, from $48.4 million for the nine months ended September 30, 2025, to $51.5 million for the nine months ended September 30, 2026. The increase for the three months ended September 30, 2026 was primarily driven by increased revenue generated from VerteGlide and Response. The increase for the nine months ended September 30, 2026 was driven primarily by growth from VerteGlide sales and Response procedures, partially offset by lower 7D units. Sports medicine / other remained consistent during the three months ended September 30, 2026 and September 30, 2025. It increased $0.1 million, or 4%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Nearly all the change in each category was due to an increase or decrease in the unit volume sold and not a result of price changes.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.7 million, or 17%, from $16.0 million for the three months ended September 30, 2025 to $18.7 million for the three months ended September 30, 2026. Cost of revenue increased $5.6 million, or 12%, from $47.2 million for the nine months ended September 30, 2025 to $52.8 million for the nine months ended September 30, 2026. The increase was due primarily to sales volume. Gross margin was 74% and 74% for the three months ended September 30, 2026 and September 30, 2025, respectively. Gross margin was 74% and 73% for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.4 million, or 24%, to $23.1 million for the three months ended September 30, 2026 from $18.7 million for the three months ended September 30, 2025. Sales and marketing expenses increased $8.5 million, or 16%, to $62.9 million for the nine months ended September 30, 2026 from $54.3 million for the nine months ended September 30, 2025. The increase in the three and nine months ended September 30, 2026 was due primarily to increased sales commission expenses and an overall increase in volume of units sold.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 10%, from $29.2 million for the three months ended September 30, 2025 to $32.0 million for the three months ended September 30, 2026, and increased $6.0 million, or 7%, from $89.9 million for the nine months ended September 30, 2025 to $95.9 million for the nine months ended September 30, 2026. The increase for the three and nine months ended September 30, 2026 was primarily due to the additional personnel supporting clinic expansions and small-scale acquisitions. General and administrative stock compensation increased $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Depreciation and amortization expenses increased $0.3 million, or 7%, from $4.9 million for the three months ended September 30, 2025 to $5.3 million for the three months ended September 30, 2026, and increased $1.3 million, or 9%, from $14.6 million for the nine months ended September 30, 2025 to $16.0 million for the nine months ended September 30, 2026.

Intangible Asset Impairment

During 2026, management completed a quantitative analysis as part of our annual impairment test, and determined the fair value of our ApiFix and MedTech trademark assets were below their respective carrying values. We recorded a partial impairment charge of $0.6 million during the three and nine months ended September 30, 2026 and $2.3 million during the three and nine months ended September 30, 2025. See Note 4 - Goodwill and Intangible Assets for further details.

Restructuring Expense

In 2024, the Company initiated a global restructuring plan aimed at improving operational efficiency, reducing costs by integrating the ApiFix product into the broader OP Scoliosis portfolio, and reducing staff across all of OrthoPediatrics Corp (the "2024 Restructuring Plan"). In connection with the 2024 Restructuring Plan, the Company recorded nominal restructuring expenses for the three and nine months ended September 30, 2026 compared to $2.3 million for the three months ended September 30, 2025 and $5.3 million for the nine months ended September 30, 2025.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 6%, from $2.3 million for the three months ended September 30, 2025 to $2.5 million for the three months ended September 30, 2026, and increased by 3%, from $6.8 million for the nine months ended September 30, 2025 to $7.0 million for the nine months ended September 30, 2026.

Total Other Expense (Income), net

Other expense was $1.8 million for the three months ended September 30, 2026 compared to other expense of $2.5 million for the three months ended September 30, 2025, a change of $0.7 million, or 27%, and other expense was $7.2 million for the nine months ended September 30, 2026 compared to other income of $1.6 million for the nine months ended September 30, 2025, a change of $8.8 million, or 539%. The change for the three and nine months ended September 30, 2026 was driven by a $0.8 million contingent consideration gain, additional interest expense in 2026 compared to 2025, less interest income earned due to having less cash invested in 2026 compared to 2025, as well as changes in foreign exchange gains and losses. We incurred a foreign exchange transaction loss for the nine months ended September 30, 2026 driven largely by the strengthening of the US Dollar against the Euro, whereas we incurred a foreign exchange transaction gain for the nine months ended September 30, 2025 when the US Dollar weakened against the Euro.

Liquidity and Capital Resources

We have incurred operating losses since inception and had an accumulated deficit of $299.0 million as of September 30, 2026. For the nine months ended September 30, 2026, net cash provided by operating activities was $2.1 million, compared to net cash used in operating activities of $15.2 million for the nine months ended September 30, 2025~~.~~ While we may continue to incur losses in the near term as we expand our product portfolio and invest in additional consigned implant and instrument sets to support growth in existing and new markets, we believe the improvement in operating cash flows, together with our cash and cash equivalents, restricted cash and short-term investments of $44.9 million as of September 30, 2026, will provide sufficient liquidity to fund our operations and planned growth initiatives. Since inception, we have funded our operations primarily through the sale of our common and preferred stock, convertible securities and debt, as well as through sales of our products. As of September 30, 2026, we were in compliance with all debt covenants.

Cash Flows

The following table sets forth our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$2,147	$(15,199)
Net cash used in investing activities	(2,936)	(36,370)
Net cash (used in) provided by financing activities	(2,880)	24,392
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	284
Net decrease in cash, cash equivalents and restricted cash	$(3,769)	$(26,893)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $15.2 million for the nine months ended September 30, 2025. Net cash used for working capital was $3.1 million for the nine months ended September 30, 2026 compared to $17.2 million for the nine months ended September 30, 2025. The change in cash provided by operating activities was primarily driven by management of accounts payable, lower inventory purchases as well as strong accounts receivable collections compared to the nine months ended September 30, 2025.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $2.9 million compared to $36.4 million for the nine months ended September 30, 2025. The decrease in cash used in investing activities for the nine months ended September 30, 2026 was driven by the proceeds from the sale of short-term marketable securities compared to the purchase of short-term marketable securities in the nine months ended September 30, 2025.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $2.9 million compared to cash provided by financing activities of $24.4 million for the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily driven by not drawing on debt compared to the nine months ended September 30, 2025.

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

In connection with its approval of the financing, the Company’s Board approved a stock repurchase program of up to $5 million in value of the Company’s outstanding common stock. Using the closing price on August 2, 2024, of $29.56, the amount of common stock subject to the repurchase program represents approximately 169,000 shares or 0.7% of the Company’s outstanding common stock. No shares were repurchased under the program which reduced to $0.25 million per annum on December 31, 2024.

The proceeds from the financing were used to repay the Company’s outstanding debt of approximately $10 million with MidCap, transaction fees incurred in connection with the financing, potential stock repurchases under the program described above, and for general corporate purposes and working capital needs.

On March 31, 2026, the Company and its wholly owned domestic subsidiaries, as borrowers (collectively, the “Credit Parties”), entered into a First Amendment (the “Braidwell Amendment”) to that certain Credit Agreement and Guaranty (the “Term Loan Agreement”) dated August 5, 2024, by and among the Credit Parties, any additional borrowers from time to time party thereto, any guarantors from time to time party thereto, one or more funds managed by Braidwell LP, as lenders, the other lenders from time to time party thereto, and Wilmington Trust, National Association, as agent. The Braidwell Amendment provides the Company with incremental committed financing capacity by establishing a new delayed draw term loan facility in an aggregate principal amount not to exceed $20.0 million, which, subject to certain conditions set forth in the Braidwell Amendment, may be drawn until June 30, 2027, in minimum $10.0 million increments. The delayed draw structure allows the Company to access capital only as needed, supporting disciplined liquidity management and capital deployment. The facility features similar terms to those previously contained in the Term Loan Agreement, including: interest at a rate per annum equal to the SOFR Interest Rate (with a floor of 3.25%) plus 6.50%; a Company election to make a payment-in-kind interest payment equal to 1.00% per annum of the interest rate; interest-only until the August 5, 2029 maturity date; and certain financial covenants. The Company believes these terms provide an efficient and flexible source of capital while preserving near-term cash flow and is not required to draw on the delayed draw facility in connection with the Braidwell Amendment. The Company is also obligated to pay a 1.00% upfront fee, a 0.05% per annum delayed draw ticking fee, and certain exit fees and prepayment fees generally consistent with those contained in the Term Loan Agreement. No amounts had been drawn under the Braidwell Amendment as of September 30, 2026.

Tawani Mortgage

In August 2013, pursuant to the purchase of our office and warehouse space, we entered into a mortgage note payable to Tawani Enterprises Inc., an affiliate of Squadron. Pursuant to the terms of the mortgage note, we pay Tawani Enterprises Inc. monthly principal and interest installments of $15,543, with interest compounded at 5% until maturity in August 2028, at which time a final payment of remaining principal and interest will become due.

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

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in Item 1 Financial Statements of Part 1 of this Quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our greatest potential area of market risk exposure to be interest rate risk related to our indebtedness and foreign currency exchange rate risk on our operating results. Quantitative and qualitative disclosures about interest rate risk and exchange rate risk are included in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for 2025. There were no material changes from the information provided therein.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

a. Information required under Form 8-K.

None.

b. Modifications to nomination process.

None.

c. Insider trading arrangements.

During the three months ended September 30, 2026, the Company's Chairman and the following Company Named Executive Officers adopted written trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended:

Name and title	Date of adoption	Planned Duration Date Range	Aggregate number of shares to be sold
Mark Throdahl, Chairman	August 27, 2026	November 30, 2026 - November 29, 2027	20,772
David Bailey, President & CEO	August 25, 2026	November 30, 2026 - November 29, 2027	20,000
Fred Hite, CFO & COO	September 3, 2026	December 7, 2026 - December 6, 2027	20,000
Greg Odle, President - Scoliosis	September 10, 2026	December 9, 2026 - December 8, 2027	30,000
Joe Hauser, President Trauma & Deformity and OP Specialty Bracing (OPSB)	September 11, 2026	December 14, 2026 - December 13, 2027	5,000
Daniel Gerritzen, EVP - Legal, General Counsel & Secretary	August 25, 2026	November 30, 2026 - August 29, 2027	26,000

The arrangements were adopted in accordance with the Company's insider trading policy and applicable securities laws. Moreover, the arrangements are intended to facilitate long-term personal financial planning, diversification and liquidity objectives through pre-established trading parameters.

Other than the arrangements described above, during the three months ended September 30, 2026, no director or executive officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

October 28, 2026	By:	/s/ David R. Bailey
David R. Bailey President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2026	By:	/s/ Fred L. Hite
Fred L. Hite Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)